Form 10QSB
period 2002-03-31
MOLLER INTERNATIONAL INC
filed 2002-05-15
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                               -------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------


                       Commission File Number: 000-33173

                            Moller International Inc.
         -------------------------------------------------------------
         (Exact name of small business issuer as specified in charter)

              California                                   68-0006075
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


          1222 Research Park Drive, Davis, CA                     95616
    ----------------------------------------------------    -----------------
       (Address of principal executive offices)                (Zip Code)


                                  530-756-5086
                ------------------------------------------------
                (Issuer's Telephone number, including area code)


                                     N/A
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                    No    X
    -------               -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes                    No
    -------               -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Our authorized capital consists of one hundred fifty million (150,000,000) shares of common stock, no par value, and fifty million (50,000,000) shares of preferred stock, no par value. 43,371,723 shares of our common stock have been issued and are outstanding. We have not yet issued any preferred shares, and have no current plans to do so.

       Transitional Small Business Disclosure Format (check one):

Yes                        No             X
       ------------                 -------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2001, included in the Company's most recent Form 10-SB amendment. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2002, and its results of operations and its cash flows for the nine months ended March 31, 2002.

                                              MOLLER INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                   PERIODS AS SHOWN

                                                                                              (Unaudited)
                                                                          June 30:              March 31:
                               ASSETS                                2001          2000           2002
                                                                ------------  -------------  -------------
CURRENT ASSETS

     Cash                                                       $   352,989   $    158,911   $     24,123

     Accounts receivable                                              6,583         19,656         37,281
                                                                ------------  -------------  -------------
           Total current assets                                     359,572        178,567         61,404


PROPERTY AND EQUIPMENT, net of accumulated depreciation             198,563        384,737        167,121

OTHER ASSETS                                                            458          3,138            458
                                                                ------------  -------------  -------------
           Total other assets
                                                                        458          3,138            458
                                                                ------------  -------------  -------------
                                                                $   558,593   $    566,442   $    228,983
                                                                ============  =============  =============

           LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                           $    58,536   $     65,170   $    309,500
     Accrued expenses                                                55,852         38,297        131,245
     Notes payable - majority shareholder                           124,748         52,815         25,133
     Other notes payable                                            638,730         72,632        812,483
     Customer deposits                                              387,500        387,500        372,500
                                                                ------------  -------------  -------------
           Total current liabilities                              1,265,366        616,414      1,650,861

LONG TERM LIABILITIES

     Capitalized leases payable                                       7,650         32,622          5,786
     Deferred wages                                                 863,515        673,515        988,246
                                                                ------------  -------------  -------------
           Total long term liabilities                              871,165        706,137        994,032
                                                                ------------  -------------  -------------
           Total liabilities                                      2,136,531      1,322,551      2,644,893


DEFICIT IN STOCKHOLDERS' EQUITY
     Common stock, authorized, 150,000,000 shares,
       no par value, issued and outstanding, 42,964,598
       and 43,214,399 shares at June 30, 2000 and 2001,
       respectively, and 43,371,723 shares at March 31, 2002     23,080,185     23,073,638     23,933,987

      Accounts receivable from related party                     (1,210,248)             -     (1,203,429)

     Accumulated deficit                                        (23,447,875)   (23,829,747)   (25,146,468)
                                                                ------------  -------------    -----------
           Total deficit in stockholders' equity                 (1,577,938)      (756,109)    (2,415,910)
                                                                ------------  -------------    -----------

                                                                $   558,593   $    566,442     $  228,983
                                                                ============  =============    ===========


                           See accompanying notes to financial statements

                                          MOLLER INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               PERIODS AS SHOWN

                                                                                       (Unaudited)
                                                    Year Ended June 30:         9 Months Ended March 31:
                                                  2001        2000                2002             2001
                                             ----------------------------    --------------------------------
INCOME
     Contract revenues                       $    43,704   $       4,378     $      90,789           25,204
     Miscellaneous                                19,595          37,249            31,403           27,961
                                             ------------  --------------------------------------------------
           Total income                           63,299          41,627           122,192           53,165

EXPENSES

     Project labor                               386,362         413,684           327,385          293,287
     Project materials                            81,515         128,505           138,226           49,538
     Project subcontracted services               85,892         124,134            72,518           61,809
     Administrative salaries and wages           375,786         351,770           291,835          263,159
     Other labor                                  31,218          17,204            19,031           21,761
     Employee benefits and payroll taxes         128,553         114,384           136,522          101,000
     Marketing materials                           9,404          19,385             8,719            5,525
     Office and shop supplies                     21,887          42,645            23,610           16,947
     Shipping and postage                         13,301          10,796             9,579            9,186
     Telephone                                    12,864          14,984             6,345           11,117
     Travel, automotive, meals                    24,233          29,175            13,613           17,130
     Legal, accounting, and consulting fees       87,467          30,291            93,557           62,387
     Patent expense                               42,823          61,554            76,026           34,616
     Rent expense to majority shareholder        455,557         394,486           343,695          360,872
     Utilities                                    36,123          28,955            35,034           28,195
     Repairs and maintenance                      12,233          44,192             5,291            7,093
     Insurance                                    25,756          15,936            26,132           25,756
     Depreciation and amortization expense        87,837         110,789            50,222           71,896
     Sales and use taxes                           8,839          14,361             6,597            5,639
     Bank and loan fees                            2,144          20,767             1,204            1,595
     Other expenses                               19,357           9,366            14,561           11,497
                                             ------------  --------------  ----------------  --------------
           Total expenses                      1,949,151       1,997,363         1,699,702        1,460,005
                                             ------------  --------------  ----------------  --------------
           Loss from operations               (1,885,852)     (1,955,736)       (1,577,510)      (1,406,840)
OTHER EXPENSES

       Penalty                                         -               -           (50,000)               -

       Interest                                  (26,643)         (1,877)          (71,083)         (26,896)
                                             ------------  --------------  ----------------  ---------------
                Total other expenses
                                                 (26,643)         (1,877)         (121,083)         (26,896)
                                             ------------  --------------  ----------------  ---------------
NET LOSS                                     $(1,912,495)  $  (1,957,613)       (1,698,593)      (1,433,736)
                                             ============  ==============  ================  ===============

Loss per common share, basic and diluted          ($0.04)         ($0.05)           ($0.04)          ($0.03)
                                             ============  ==============  ================  ===============

Weighted average common shares outstanding    43,046,485      42,194,964        43,298,434       42,011,629
                                             ============  ==============  ================  ===============



                           See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                 PERIOD FROM JULY 1, 1999 THROUGH MARCH 31, 2002
       (Data related to the nine months ended March 31, 2002 is unaudited)


                                                          Common Stock     Accumulated    Related Party
                                              Shares         Amount          Deficit        Receivable        Total
                                          --------------  --------------  --------------  --------------  ---------------

Balances at July 1, 1999                     41,862,279   $  19,671,488   $ (21,872,134)  $           -   $   (2,200,646)


Sales of common stock                           870,541       3,096,338               -               -        3,096,338

Conversion of debt to common stock               32,839          94,937               -               -           94,937

Shares received in lieu of salary -
   VP of Administration                         198,939         210,875               -               -          210,875

Net loss for the year                                 -               -      (1,957,613)              -       (1,957,613)

Balances at June 30, 2000                    42,964,598      23,073,638     (23,829,747)              -         (756,109)


Sales of common stock                           256,188       1,213,314               -               -        1,213,314

Conversion of debt to common stock                7,275          29,063               -               -           29,063

Shares received in lieu of salary                 3,760          15,138               -               -           15,138

Shares repurchased from stockholders            (17,422)        (55,131)              -               -          (55,131)

Spin-off of Freedom Motors                            -      (1,195,837)      2,294,367      (1,210,248)        (111,718)

Net loss for the year                                 -               -      (1,912,495)              -       (1,912,495)


Balances at June 30, 2001                    43,214,399      23,080,185     (23,447,875)     (1,210,248)  $   (1,577,938)

Sales of common stock                           157,414         879,535                                          879,535

Conversion of debt to common stock                8,853          22,133                                           22,133

Conversion of deposit into common                 2,272          12,132               -               -           12,132

Shares repurchased from stockholders            (11,215)        (59,998)              -               -          (59,998)

Decrease in receivable from related party             -               -               -           6,819            6,819

Net loss for the nine months                          -               -      (1,698,593)              -       (1,698,593)


Balances at March 31, 2002                   43,371,723   $  23,933,987  $  (25,146,468) $   (1,203,429)  $   (2,415,910)


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                  Year ended June 30:                (Unaudited)
                                                                                                9 Months Ended March 31:
CASH FLOWS FROM OPERATING ACTIVITIES                             2001             2000           2002              2001
                                                            --------------  --------------   --------------  --------------

     Net loss                                               $  (1,912,495)     (1,957,613)      (1,698,593)     (1,433,736)
     Adjustments to reconcile net loss to net cash
     used in operating activities

       Depreciation and amortization                               87,826         110,787           43,513          71,896

       Stock issued for services                                   15,138               -                -               -

       Deferred wages                                             190,000         187,799          124,731         142,500
       (Increase) decrease in

         Accounts receivable                                       13,073          (6,156)         (23,879)            844
       Increase (decrease) in

         Accounts payable                                          (6,634)       (181,337)         250,964          86,182

         Customer deposits                                              -          25,000           (2,868)              -

         Accrued expenses                                          21,618        (119,968)          77,526          36,483
                                                            --------------  --------------   --------------  --------------
              Net cash used in operating activities            (1,591,474)     (1,941,488)      (1,228,606)     (1,095,831)
CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in notes payable                                    591,098               -          193,753         580,748

      Increase (decrease) in notes payable from officer            71,933        (441,327)         (99,615)         83,159

      Reduction in notes payable and capital leases               (24,972)       (207,550)          (1,864)        (24,413)
     Proceeds from sale of common stock and exercise of
options                                                         1,213,314       2,806,646          879,535         406,834

     Repurchases of common stock                                  (55,131)              -          (59,998)              -
                                                            --------------  --------------   --------------  --------------
              Net cash provided by financing activities
                                                                1,796,242       2,157,769          911,811       1,046,328
                                                            --------------  --------------   --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Freedom Motors spin-off                                        (127)              -                -               -

     Purchase of equipment                                        (10,563)        (70,339)         (12,071)         (7,779)
                                                            --------------  --------------   --------------  --------------
              Net cash used in  investing activities              (10,690)        (70,339)         (12,071)         (7,779)
                                                            --------------  --------------   --------------  --------------


NET INCREASE (DECREASE) IN CASH                             $     194,078   $     145,942    $    (328,866)  $     (57,282)

CASH, BEGINNING OF PERIOD                                         158,911          12,969          352,989         158,911
                                                            --------------  --------------   --------------  --------------
CASH, END OF PERIOD                                               352,989   $     158,911    $    24,123     $     101,629
                                                            ==============  ==============   ==============  ==============
Cash paid during the period for:

   Interest                                                 $      26,643   $      21,716    $      61,683   $       6,826
                                                            ==============  ==============   ==============  ==============
   Income taxes                                             $       3,200   $         800    $         800   $       3,200
                                                            ==============  ==============   ==============  ==============

                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                  (Data related to March 31, 2002 is unaudited)

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company), (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc., (AI). For the year ended June 30, 2000, the Company consolidated the accounts of its majority owned subsidiary, Freedom Motors Inc., (FM), a development stage enterprise. FM was spun off to the shareholders of the company in March 2001, and the company ceased consolidating its results of operations with FM from that date forward. (See Note K) MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 59.76% of the outstanding common stock of the Company. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

The Company has historically entered into several lines of revenue-producing business activities including the design and development of rotary engines, remotely controlled flying vehicles, automotive mufflers and vertical takeoff and landing aircraft. The Company has for the past twelve years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing
(VTOL) vehicle known as the Skycar. The Skycar program is still in the development stage at this point.

Research and Development Costs

All research and development costs are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity date of 90 days or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures/expenses during the reporting periods. Actual results could differ from those estimates.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

Income Taxes

Deferred income taxes are computed using the asset and liability approach, which recognizes a liability or asset, representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to a level at which it is "more likely than not" that the benefit will be realized. Realization of such benefits of deductible temporary differences and operating loss carryforwards is dependent upon generating sufficient taxable income in future years and within the carryforward periods.


Property and Equipment

Property and Equipment is recorded at cost and is depreciated over its estimated service life on a straight-line basis. Estimated service lives range from five to fifteen years. Property and equipment consist of the following at June 30:

Property and equipment consisted of the following at

                                                 June 30:             March 31:
                                            2001          2000          2002
                                        ------------  ------------   -----------

Production and R&D Equipment            $   388,860   $   584,455    $  392,272
Computer equipment and software             411,646       489,692       419,304
Furniture and fixtures                       74,649        72,680        75,651
                                        ------------  ------------   -----------
                                            875,155     1,146,827       887,226
  Less accumulated depreciation            (676,592)     (762,090)     (720,105)
                                        ------------  ------------   -----------
                                        $   198,563   $   384,737    $  167,121
                                        ============  ============   ===========


Long-lived Assets

When facts and circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected discounted future cash flows as well as other quantitative and qualitative analyzes. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge to current operations.

Revenue Recognition

Miscellaneous income derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale. Contract revenues consist of both design work to adapt Company products for customer applications and the leasing of a full scale Skycar model for various exhibitions. Design work contract revenue is recognized upon completion of the work and acceptance by the customer. Revenue from the leasing of the Skycar model is recognized over the term of the contract period. Both revenue sources are considered to be insignificant and not critical to the goal of achieving profitable operations.

The company performs contract services for its former subsidiary, FM, and invoices FM monthly for the cost of the services performed. Prior to the spin-off of FM these revenues were eliminated in consolidation. From April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed to the Company, contract service revenue accrued from FM is offset in total by a charge to deferred revenue, resulting in no net revenue recognition by the Company. For financial reporting purposes the deferred revenue is offset against the receivable from FM. For the period from April 1, 2001 to June 30, 2001,contract service revenue billed to FM was $185,695. For the nine months ended March 31, 2002, contract service revenue billed to FM was $418,906.

NOTE B - GOING CONCERN

The Company currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and eventual sale of the Company's products. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sale activities. Management believes, from conversations with current and prospective investors that there is a willingness to provide additional funding once the aircraft has demonstrated rudimentary hover and flight characteristics. There is no assurance that management's efforts in this area will be successful in whole or in part. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE C - CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, at $5,000 per unit, for the purpose reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request. During the nine months ended March 31, 2002, two individuals requested and received a return of their deposits and one individual converted their deposit into common stock.

NOTE D - DEFERRED WAGES

The annual salary of the majority shareholder ($160,000) and the annual salary of the Vice President of Administration ($30,000) are being deferred until the Company has reached a consistent level of profitability. Both individuals have indicated their willingness to defer such payments until profitable operations commence. As such, the deferred wages are being reflected as a non-current liability.

NOTE E - NOTE PAYABLE MAJORITY SHAREHOLDER

The note payable to the majority shareholder, Dr. Paul S. Moller (Moller) is non-interesting bearing, unsecured, and is due on demand. During the year ended June 30, 2001, Moller loaned the Company an additional $71,933, representing the excess proceeds from a re-finance of property owned by Moller. (See Note J) During the year ended June 30, 2000, the Company made cash payments totaling approximately $460,000 to Moller to retire the outstanding debt. After June 30, 2001, the loan was further paid down to a balance of $25,133 at March 31, 2002.

NOTE F - NOTES PAYABLE

Notes payable at June 30, 2000 consist of short-term borrowings, aggregating $72,331, all due on demand with interest rates ranging from 10% to 20% per annum. During the year ended June 30, 2001, $25,000 of debt was converted into common stock at a conversion price of $4.00 per share. The unpaid balances of $47,331 remain outstanding at June 30, 2001 and March 31, 2002.

During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After the one-year term expires, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share. During the nine months ended March 31, 2002, $20,000 of theses loans, including accrued interest of $2,132, were converted into common stack at $2.50 per share. The balance of $45,750 remains outstanding at March 31, 2002.

During the year ended June 30, 2001, the Company agreed to buy back an individual's stock (6,354 shares) for an aggregate amount of $25,649 and issued a 10% promissory note as consideration. The note balance was paid off in full in August 2001.

In January, 2001, the Company and its then majority owned subsidiary, FM, entered into an agreement with Pelican Ventures LLC, (Pelican), wherein Pelican agreed to provide funds to FM for the development of a diesel powered rotary engine. The total funding was for $500,000. The funding is in the form of a promissory note, with an interest rate of 9%. Interest payments are due monthly. The original due date of the loan was January 19, 2002. This due date has been extended by verbal agreement between the parties on a month-to-month basis. The current due date is May 19, 2002. Since the Company remains liable for the loan and in view of the fact that FM is financially dependent on the Company, the loan balance is still reflected as a current liability on the books of the Company.

Upon the successful completion of certain development and manufacturing milestones, which includes the delivery of ten production quality engines within 6 months of the signing of the agreement, and the acceptance of the product by Pelican, the loan balance will be reduced by $200,000 and the maturity date on the remaining loan balance will be extended by one year. FM has delivered one production engine for evaluation to Pelican within the milestone period, although additional development work is continuing. The 10 production engines referred to above have not been delivered . The Company is in negotiations with Pelican to extend the time period for meeting this milestone thus allowing the Company to achieve the $200,000 reduction in debt; however, no formal agreement to extend the time period exists at this time. If the Company is successful in achieving the $200,000 reduction in the loan balance, such reduction will be treated as additional contributed capital.

During the nine months ended March 31, 2002, the Company borrowed an additional $219,402 from five minority shareholders. The notes are unsecured, due on demand and accrue interest at 10% per annum.

The following is a summary of the notes payable outstanding by period ending:


                                           June 30,     June 30,    March 31,
                                              2001         2000        2002
                                          -----------  -----------  -----------

Short-term borrowings                     $   47,331   $   72,331   $   47,331
Minority Shareholders -
   convertible, 1 year term, 10%              65,750            -       45,750
Minority Shareholders  -  demand, 10%              -            -      219,402
Pelican Ventures                             500,000            -      500,000
Other                                         25,649          301            -
                                          -----------  -----------  -----------
                                          $  638,730   $   72,632   $  812,483
                                          ===========  ===========  ===========


NOTE G- TECHNOLOGY AND LICENSE DEVELOPMENT AGREEMENT

On October 28,1999 FM and MI entered into a Technology Development and License Agreement (the Agreement). FM issued 7,000,000 shares of its Common Stock to MI in exchange for the right, title and interest to certain Tangible Assets and Products, as defined in the Agreement, relating to the manufacture of certain rotary engines. In addition, MI granted FM an exclusive license to use certain rotary engine related intellectual property of MI, for all uses except for those as defined in the Agreement. The Agreement also called for MI to perform research and development services on behalf of FM relating to the product development of MI's Model 530cc single rotor engine and for MI to be compensated for such services at cost rates defined in the Agreement. FM granted MI a royalty of 5% of net revenues received from the sale of products developed pursuant to this Agreement. The initial term of this royalty arrangement shall mean the period during which the products are covered by a valid, unexpired patent. The royalty period will extend beyond this period for an additional five years but the royalty percentage shall be reduced to 2% of net revenues received.

NOTE H - COMMON STOCK TRANSACTIONS

During the nine months ended March 31, 2002, the Company sold 157,414 shares of its common stock to outside investors in private sales transactions, raising a total of $879,535. The shares were sold at prices ranging from $2.50 to $6.50 per share. In addition, the Company converted $12,132, representing one customer deposit plus accrued interest, into 2,272 shares of common stock, converted short-term debt of $22,133 into 8,853 shares of common stock and repurchased 11,215 shares for an aggregate total of $59,998.

During the year ended June 30, 2001, the Company sold 256,188 shares of its common stock to outside investors in private sales transactions, raising a total of $1,213,314. Shares were sold at prices ranging from $1.50 to $7.00 per share.

Also during the year ended June 30, 2001, the Company re-purchased 17,422 shares at prices ranging from $1.50 to $4.50 per share for a total of $55,131.

During the year ended June 30, 2001, the Company converted outstanding debt and accrued interest totaling $29,063 into 7,275 shares of common stock.

During the year ended June 30, 2000, the Company sold 870,541 shares of its common stock to outside investors in private sales transactions, raising a total of $3,096,338. Shares were sold at prices ranging from $1.75 to $6.00 per share.

During the year ended June 30, 2000, the Company converted outstanding debt and accrued interest totaling $73,337 into common stock at $2.75 per share. The company also converted debt of $21,600 into common stock at $3.00 per share.

At June 30, 2000, the Company converted a portion of the deferred salary obligation, owed to an executive of the company, into common stock. A total of $210,875 was converted into 198,939 shares of common stock ($1.06 per share).

There is no ready market for the Company's common stock. Per share prices were determined by company management at the time of the sale. At March 31, 2002, Dr. Paul S. Moller, the Chairman and CEO of the Company, owns 28,030,510 shares of common stock representing 64.63% of the outstanding common stock. Of that total number, 25,919,909 shares are held in the name of Moller Corporation. Moller is the sole shareholder of Moller Corporation.


NOTE I - LEASE COMMITMENT

The Companies' combined operations are housed in one 34,500 square foot building, which is leased from Moller under a five-year operating lease, which commenced November 14, 1997 and expires November 13, 2002. The monthly base rental is $27,165. There is a provision for rent adjustment each month based on the increase in the Consumer Price Index, however the base monthly rental has not been changed since inception. The Company is also liable for property taxes and insurance assessed against the leased property. (See Note J) Rent expense charged to operations under this lease aggregated $454,000 and $325,980 for each of the years ended June 30, 2001 and 2000, respectively. The minimum rental commitment, including the additional interest obligation as described in Note H remaining on the leased property is $450,288 and $168,858 for the fiscal years ending June 30, 2002 and 2003, respectively.

NOTE J - RE-FINANCE OF SHAREHOLDER LEASED PROPERTY

In August 2000, Moller, the majority shareholder, borrowed $975,000 from a financial institution to refinance the debt on the facility that is leased to the Company. Excess proceeds from that re-finance were loaned to the Company. The Company received $71,933 in funds from this transaction and the amount was reflected as an additional loan payable to Moller. The $975,000 loan is a personal obligation of Moller. It carries an interest rate of 12.75% and is payable interest only monthly from September 1, 2000 through August 1, 2003. The monthly interest payment is $10,359. The note is due in full on August 1, 2003 and is collateralized by deeds of trust and an assignment of rents on the property leased to the Company by Moller. The Company is currently making the interest payments on behalf of the Moller and the payment is being recorded as additional rent expense on the books of the Company.


NOTE K - FREEDOM  MOTORS SPIN-OFF

On March 30, 2001, the Company's Board of Directors approved an Agreement and Plan of Reorganization (Agreement) with Freedom Motors, Inc. (FM) and Vertol, Inc. (VI). VI is a California corporation, formed solely for purposes of the reorganization. The boards of FM and VI also approved the Agreement. According to the terms of the Agreement, the Company transferred all of its assets and liabilities (except its MI and VI stock) to VI in exchange for 100% of the VI common stock. Thereafter, the Company's shareholders exchanged (subject to statutory dissenters' rights) all of the outstanding shares of the Company for an identical number of shares of VI common stock and a proportionate number of shares of FM common stock via a distribution from the Company. Subsequently, VI was merged with the Company. The effect of the reorganization is that the FM shares owned by the Company are now instead owned by the Company's shareholders. The reorganization is intended to qualify as a tax-free exchange reorganization pursuant to sections 311, 355 and 368 of the Internal Revenue Code. On April 14, 2001, the Agreement was ratified at a special meeting of the shareholders of the Company, duly noticed and accompanied by a proxy statement. The Company ceased consolidating the results of operations of FM effective March 31, 2001. Net assets transferred to the new FM shareholders aggregated $111,718 and this amount has been reflected as a shareholder distribution in the accompanying consolidated statement of deficit in stockholders' equity. The intercompany receivable balance at the date of the spin-off of $1, 210,248, which includes $500,000 for the Pelican Ventures loan (See Note F), has been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.


NOTE L- STOCK OPTIONS

The Company has in effect a 1991 Stock Option Plan that allows for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The term of granted options shall be a maximum of ten years. The option prices for NSO's and ISO's issued to employees who own less than 10% of the outstanding common stock of the Company shall be 85% and 100% of fair market value, respectively. In the case of shareholders who own more than 10% of the Company's common stock, those percentages are adjusted to 100% and 110% of fair market value. Fair market value is determined by the Board of Directors of the Company.

The following is a summary of the option activity for the years ended June 30, 2000 and 2001:

                                                                                      Weighted
                                                                                      Average
                                                     Range of                         Exercise
                                  Total           option prices          Vested         Price
                              ------------------------------------------------------------------
Balance at June 30, 1999           8,931,052                                           $1.90
Vested at June 30, 2000                                                   8,917,934    $1.90
                                                                      ==============
               Granted               773,000      $4.25 to $6.00                       $5.22
               Exercised                   -
               Forfeited                   -
                              ---------------                         --------------

Balance at June 30, 2000           9,704,052                                           $2.16
                              ===============
Vested at June 30, 2000                                                   9,145,024    $1.98
                                                                      ==============
               Granted               325,000      $4.25 to $6.00                       $5.96
               Exercised                   -
               Forfeited            (125,000)     $4.25 to $6.00                       $5.72
                              ---------------                         --------------

Balance at June 30, 2001           9,904,052                                           $1.76
                              ===============
Vested at June , 30 2001                                                  9,273,736    $1.54
                                                                      ==============


Additional option information for the year ended June 30, 2001, is as follows:

                                                         Weighted
                                                          Average
                                           Weighted      Remaining                     Weighted
                                            Average       Life in                      Average
       Price Range         Outstanding       Price         Years     Exercisable        Price
---------------------------------------------------------------------------------------------------

      $.81 to $1.34            6,319,237     $1.14          6.8           6,319,237     $1.14
     $1.72 to $2.67            2,546,815     $2.15          2.1           2,546,815     $2.15
     $3.24 to $4.58            1,038,000     $4.10           9              407,684     $3.85
                          ---------------

                               9,904,052     $1.76                        9,273,736     $1.54
                          ===============                            ==============================

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in determining compensation cost for options issued to employees. Accordingly, no compensation cost has been recognized upon issuance of the option. The Company has adopted the disclosure only provisions FASB Statement No. 123, Accounting for Stock-based Compensation. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

                                             2001         2000

        Additional compensation cost     $    77,696   $    24,433
        Net loss as reported               1,918,499     1,957,613
                                         ------------  ------------
        Net loss as revised              $ 1,996,195   $ 1,982,046
                                         ============  ============

        Revised loss per share                 $0.05         $0.05
                                         ============  ============


The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum-value method, including a risk-free interest rate of 6%, an estimated life of the options of ten years and no dividend rate or volatility on the stock. The weighted average fair value of stock options granted was $.21 and $.24 in 2000 and 2001, respectively.

In connection with the spin-off of Freedom Motors, on March 31, 2001 the Company re-priced all outstanding stock options, reducing the option prices by approximately 25%. In accordance with FASB Interpretation No. 44 of Accounting Principles Board Opinion # 25, no additional compensation expense has been recorded.

NOTE M - INCOME TAXES

The Company currently has approximately $20,000,000 in net operating loss (NOLs) carryforwards to offset future federal taxable income. In view of the uncertainty over the Company's ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of approximately $6.8 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance increased by approximately $600,000 for the year ended June 30, 2001. Current IRS regulations limit the ability of a Company to offset net operating loss carryforwards against future federal taxable income when a change in control of the Company, as defined by IRS regulations, has occurred. The Company has not performed any analysis to determine if such a change in control has occurred. Income tax expense for the years presented consists solely of the minimum State franchise tax and is included in other expense in the accompanying statements of operations.

NOTE N - SEC SETTLEMENT

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities laws. The $50,000 fine has been accrued as of March 31, 2002.


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Years Ended June 30, 2001 and 2000

Results of operations for the 2000 and 2001 fiscal years did not vary significantly. The Company incurred net losses, on a consolidated basis, of $1,957,600 and $1,912,500 in fiscal 2000 and 2001 respectively. Consolidated loss per share was $.05 and $.04 for the 2000 and 2001 fiscal years, respectively. The Company generated no significant amount of revenue in either fiscal year. The Company is currently using cash to fund operations at an approximate rate of $150,000 per month with the significant non-cash charges being depreciation and amortization of approximately $95,000 per year and the deferral of certain executive salaries at an annual rate of $190,000 per year.

Salaries and wages, including benefits, remained relatively constant, representing 44% and 45% of total expenses for the 2000 and 2001 fiscal years, respectively.

Rent expense on leased property increased by $60,000 in 2001 as compared to 2000, primarily due to the Company paying an additional monthly amount of $10,039 as rent expense to the majority shareholder/lessor to cover the increase in debt service on the property resulting from a re-finance of the leased property during the 2001 year. See Note H to the accompanying consolidated financial statements.

Consultant costs increased by $57,000 during the 2001 year as the Company incurred legal and audit costs in anticipation of filing this Form 10 Registration Statement.

Interest expense increased by $24,700 during the 2001 year as a result of increased borrowings. In addition, net interest expense for the 2000 fiscal year was impacted by the write-off of prior year accrued interest on debt that was converted into common stock.

Nine months ended March 31, 2002

The Company's net loss for the nine months ended March 31, 2002 was $1,698,593, which was in line with expectations. Inculded in the loss is a $50,000 penalty accrual to settle an investigation by the SEC into the selling of stock by the company's majority shareholder. The period's operations were primarily funded from the sale of stock that generated $819,537 in proceeds, net of repurchases of stock. In addition, the company borrowed approximately $200,000 from existing minority shareholders to fund ongoing operations.

Liquidity and Capital Resources

The Company has historically funded its ongoing operations from the sales of its common stock to outside investors as well as the proceeds from borrowings that are the personal obligations of the Majority Shareholder of the Company. This trend continued for the 2000 and 2001 fiscal years as well with approximately $3,100,000 and $1,200,000 million raised from the sale of common stock for the 2000 and 2001 fiscal years, respectively.

The Company had cash reserves of $24,123 at March 31, 2002. The Company estimates it will need at least $1,500,000 in additional funding to be able to continue in business through the next twelve months. The Company has no binding commitments from any source to provide such funding.

It is expected that costs for tooling and other materials will increase in the next year as the Company plans to build to 3 pre-production vehicles. Salary costs are not expected to vary significantly from current levels as the company intends to transfer personnel from the prototype-testing program to the construction of the pre-production craft. Both the ongoing costs plus any additional increases resulting from this initial construction phase are expected to be funded from the sale of additional common stock. The inability of the Company to obtain additional capital in amounts sufficient to continue development and pre-production activities will have a material adverse effect on operations.


Future Operation Costs

In October 2001 we received an order from the University of California at Davis, acting on behalf of the California Department of Transportation (CALTRANS), for an Aerobot to be used in a study of the application of unmanned aerial vehicle technology to the inspection of bridges and other large structures. Near-term operating costs are expected to rise as we finalize the design, fabricate and assemble the CALTRANS Aerobot, but are offset by the receivables from this Purchase Order.

In Q2 2002 through Q3 2002 we anticipate that operating costs will steadily increase. We intend to move personnel now dedicated to the prototype M400 test program to the design, fabrication and assembly of the pre-production M400 aircraft planned for construction later this year. Although labor costs will remain relatively stable, material costs will increase as inventory, tooling and raw materials are required to complete 2-to-3 pre-production aircraft. We believe that these costs will be offset by the proceeds from the exercise of outstanding stock options upon the anticipated successful demonstration of the M400's ability to hover. We cannot be certain, however, that the options will be exercised, as investors typically do not exercise options unless they are "in the money" and near their expiration date.

Although there is no guarantee that we will be able to raise sufficient funds from the sale of our common stock, we anticipate that this would provide the necessary capital for the initial low rate of production for Skycars and Aerobots. As Skycars and Aerobots are completed and delivered, revenue from the sale of these vehicles will be used to offset continuing production costs and the increasing production capacity.


Doubtful Status as a Going Concern

The continuation of the Company as a going concern is dependent upon our being able to secure sufficient sources of working capital to complete development of our planned product line. There can be no assurance given that we will be successful, in whole or in part, in being able to secure such resources.

We strongly believe that stock purchase options held by existing stockholders will be exercised in the near future. The option exercise terms require a one-minute hover flight by the M400 at an elevation of ten feet. The terms state that the vehicle can be tethered and powered remotely or with a pilot onboard. The demonstration necessary to trigger the 60-to-90 day option exercise period appears to be achievable and could occur very soon in the course of current hover testing. We consider the exercise prices of the stock options to be favorable to the option holders since the strike prices are significantly less than the most recent private stock sales by the Company. For that reason, we expect that the majority of these options will be exercised, with proceeds to the Company of around $5 million. However, exercise of the options is purely voluntary, and there can be no assurance that all or any of such options will be exercised in the future. Further, intervening internal and external events may make exercise of the options unattractive to the option holders for many different reasons. Although a public offering of our common stock may be possible in the future, we believe that proceeds from the exercise of outstanding stock options are a more realistic source of capital over the next several months. However, unless a substantial percentage of the option holders elect to exercise their stock options during 2002, the Company may have insufficient working capital to continue its business.


Plan of Operation

If 50% of the option holders exercise their stock options, the Company would realize sufficient capital to finance the immediate goal of achieving an untethered translational flight by mid-2002, with sufficient funds remaining to allow the company operations to continue while preparing for an initial public offering. The sale of the Company's common stock is one potential vehicle for raising production-related capital. Other possible sources of capital include sale or license of distribution and marketing rights and non-refundable deposits on the purchase of Skycars. However, the Company has not taken any action to date with respect to such capital sources.

We believe that a successful translational flight during the next nine months would greatly enhance the company's ability to secure military development contracts for an enlarged version of the M400 Skycar called the M600 Skycar.

On the other hand, failure to demonstrate an untethered flight of the Skycar within this period could seriously jeopardize the company's ability to raise additional capital either privately, publicly or by military contract.

                           PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

In August, 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a likely SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities laws.

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period, the Board of Directors approved, and a majority of the shareholders ratified, an amendment to the Company's Articles of Incorporation increasing the authorized capital of the corporation to 150,000,000 shares of common stock, no par value, and 50,000,000 shares of preferred stock, no par value.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2002, at 10:00 a.m. Pacific Standard Time, a special meeting of shareholders of the Company was convened at the principal offices of the Company at which the following matter was voted upon, with the results indicated:

     A proposal to amend the articles of incorporation to increase the authorized capital of the corporation to 150,000,000 shares of common stock, no par value, and 50,000,000 shares of preferred stock, no par value. The proposal passed with 30,517,161 votes in favor, 0 votes opposed, and 0 abstentions.


ITEM 5  -  OTHER INFORMATION

None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.         Description
-----------         -----------

   3.1 Articles of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)

   3.2 By-laws of the Company (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)

   3.3 Amendment to the Articles of Incorporation of Moller International, Inc. (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MOLLER INTERNATIONAL INC.
                                         (Registrant)



 May 14, 2002                             /s/  Paul S. Moller
 -------------------------               -----------------------------------
 Date                                    President and Director