Form 10KSB
period 2002-06-30
MOLLER INTERNATIONAL INC
filed 2002-09-27
CIK 871344

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          Annual Report Pursuant to the Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2002

                         Commission file number: 000-30697


                               MOLLER INTERNATIONAL INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                          68-0006075
            ----------------------               ---------------------
           (State or Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)            Identification No.)



                1222 RESEARCH PARK DRIVE, DAVIS, CALIFORNIA 95616
                -------------------------------------------------
                     (Address of principal place of business or intended principal place of business.)


                   Registrant's Telephone Number: (530) 756-5086
                   Registrant's Facsimile Number: (530) 756-5179


          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class: None

                 Name of each exchange on which registered: N/A

          Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class:  Common Stock, No Par Value

[X] Yes [ ] No Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.



[X] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $254,228.


Transitional Small Business Disclosure Format:

            [  ] Yes                [X]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of 30 June 2002, the Company had 43,377,424 common shares issued and outstanding, with a total of 14,017,488 owned by non-affiliates. As of 9 September 2002, the average bid and asked price of such common equity was $6.25 per share, giving an aggregate market value of the voting and non-voting common equity held by non-affiliates as $87,609,300.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of 30 June 2002, the company had 43,377,424 common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              CAUTIONARY STATEMENT
                              --------------------
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
                 ----------------------------------------------

This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect," "believe," "intend," "will," and similar expressions. Moller International Inc. intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the securities and exchange commission in its rules, regulations, and releases.

Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside Moller's control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by Moller or any other person that the results expressed in the statements will be achieved. In addition, Moller assumes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise. Moller believes its primary risk factors include, but are not limited to, those identified in "Description of Business," in Part I, Item 1, below.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in the state of California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model is currently projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar(R)." A related product we are developing is the Aerobot(R) line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we expect to test-fly a production prototype in 2002.

The research and development of our proposed products has been financed from various sources, including sales of our stock to investors, capital contributions and loans from our founder, Dr. Paul S. Moller, and various government and private contracts. We will need to raise substantial additional capital in order to complete the development of our products and to market them.

Since our inception, we have not been subject to a receivership, bankruptcy or similar proceeding, nor have we been involved in any material reclassification, merger, acquisition, or purchase or sale of a significant amount of our assets. Effective March 31, 2001, Moller International distributed its 95% ownership of the shares of its (former) subsidiary, Freedom Motors, Inc. to the shareholders of Moller International in a tax-free reorganization. (See Note K to Consolidated Financial Statements.)

                                  OUR PRODUCTS

We currently have no products that are commercially marketable. We are in the latter stages of development of a number of innovative aviation products that we hope to launch in the coming year. Our founder, Dr. Paul S. Moller, has for more than thirty years been engaged in research and development activities aimed at designing and producing an aircraft that combines the speed and efficiency advantages of the fixed-wing airplane with the vertical take-off and landing and hovering capabilities of the helicopter. We believe that such an innovation will deliver to a wide range of conventional aircraft operators a new level of utility and economy for a variety of aerial applications. By-products of our aircraft development activities, in particular the Moller Rotary Engine and the Aerobot remotely-flown air-borne vehicle, should become important products in their own right and could account for an important segment of our overall sales once production commences. As of the date of this filing, however, it remains uncertain when, if ever, we will enter commercial production on any of our products.

The Skycar and Aerobot are products we plan to offer in the future. They are based upon fundamental research and on earlier prototypes developed by Moller International. The Skycar concept is through the detail design stage and we have a prototype undergoing pre-flight testing at this point. There are significant technical issues that remain unproven and may preclude us from meeting the design objectives for the Skycar. The Aerobot is a limited-production vehicle, with twelve prototypes built, tested and delivered to end-users. Neither vehicle is ready for volume production at this time, nor is there any guarantee that they will ever reach a point where they are viable products.





M400 Skycar  --

Our principal product will be the M400 Skycar vertical take-off and landing ("VTOL") aircraft. The concept of the Skycar as a personal transportation vehicle is that it would be so practical and affordable that it could become a preferred mode of transport, replacing at once the automobile and the private or commercial airplane for many trips. Should we succeed in achieving a production aircraft design meeting our target specifications, we believe the M400 will support such a degree of usefulness.


               [GRAPHIC OMITTED - Moller M400 "Skycar" prototype]

Following are our target design and performance specifications for the M400 4-passenger (including pilot) aircraft:

      Passengers.................................4        Dimensions (LxWxH).........19.5'x 8.5'x 7.5'
      Cruise speed@20,000'.................355 mph        Takeoff and landing area...........35-ft dia
      Top speed@20,000'....................395 mph        Noise level at 500 ft (goal)..........65 dba
      Maximum rate of climb..............6,125 fpm        Critical failure components.............none
      Maximum range.........................900 mi        Complex moving parts.....................few
      Payload excluding fuel...............735 lbs        Piloting difficulty......................low
      Fuel consumption.....................30+ mpg        Vertical takeoff and landing.............yes
      Operational ceiling................29,000 ft        Garage parking/roadability...............yes
      Gross weight.......................2,400 lbs        Uses automotive gasoline.................yes
      Engine power (2 min rating)..........1200 hp        Emergency parachutes.....................yes

We believe that if we succeed in achieving the above cruising speeds, altitudes, payloads, and fuel economy per passenger mile in a production model aircraft, the Skycar will compare favorably with today's light twin-engine and turbo-prop airplanes. But the M400 should offer the additional advantage of needing no runway for take-off and landing, since it will be able to hover and take-off vertically like a helicopter. But because the M400's VTOL capability will be provided by our proprietary "ducted fan" technology rather than a helicopter-type system of main and anti-torque rotors, maintenance and repair costs should be significantly less and safety should be considerably enhanced.

It is important to recognize that the above design specifications are theoretical, based on research, engineering, and flight- and wind tunnel-testing of various components. They have not yet been demonstrated to be achievable in a production model aircraft.

The following table compares certain of the target performance specifications of the M400 to a current production model helicopter and fixed-wing airplane that we believe might be potential competitors for production model M400 customers:

                                  ----------------------- -------------------- ---------------------
                                        Powered-Lift           Helicopter             Airplane
                                  ----------------------- -------------------- ---------------------
                                    Moller International    McDonnell Douglas   Aerospatiale/Mooney
                                        M400 Skycar(R)          ND 530 N              TBM 700
                                  ----------------------- -------------------- ---------------------
Performance
     Cruise speed                         355 mph                155 mph              340 mph
     Maximum rate of climb               6,125 fpm              1,850 fpm            2,800 fpm
     Maximum range                         900 mi                245 mi               1,900 mi
     Fuel consumption                     30+ mpg                 4 mpg                7 mpg
     Vertical takeoff and                   yes                    yes                   no
       landing

Payload and Capacity
     Passengers                              4                   4 to 5                4 to 7
     Payload excluding fuel               740 lbs               1,325 lbs             336 lbs
     Payload with 900 mi range            740 lbs                60 lbs              1,554 lbs

Safety
     Critical failure components            None                 Several                One
     Complex moving components              Few                   Many                  Few

Other
     Maintenance costs                      Low                 Very high             Moderate
     Piloting difficulty                    Low                 Very high               High
     Garage parking /                       Yes                    No                    No
       roadability

Price                                     $995,000             $1,010,000            $1,900,000

--------------------------------------------------------- -------------------- ---------------------


      The above figures represent the actual manufacturers' performance specifications for the helicopter and airplane models listed, and our theoretical specifications for the Skycar 400. They are presented here to illustrate the comparative utility of the three types of aircraft. However, it is not yet certain that we will indeed achieve our target specifications, nor will we know the actual values for the Skycar until we have completed further development. Also, the $995,000 selling price for the Skycar is estimated, based on numerous assumptions that may or may not bear out over time. The actual selling price may be more or less than $995,000.

         We believe that certain specific design features of the Skycar(R) will further facilitate its eventual acceptance as an alternative vehicle of mass transportation. These features will include:

o    Computer-augmented flight stabilization system

o Fly-by-wire control systems (electrical wires take the place of mechanical cables) and on-board computers which can interface with and be controlled by remote ATC system computer and navigation resources

o High-speed capability, which maximizes the benefits of personalized air travel.

o Hover or low speed capability, which provides the ability to cue up for entry to or exit from highly controlled air lanes.

o Ability to climb, descend, accelerate and decelerate rapidly to enter and exit air-lanes quickly

o Relative insensitivity to gusts and wind shear that makes tightly constrained flight possible

o    VTOL ability to land anywhere which allows emergency exit from air-lanes

o    Small size which reduces required vertiport infrastructure dimensions


Notwithstanding these design features, the utility of the Skycar in mass transportation will be limited by existing laws and regulations. For example, Federal Aviation Regulations ("FARs") prohibit operation of civil aircraft within certain airspace, and require minimum altitudes above, and horizontal separation from, obstacles on the ground and in other airspace. In addition, much of the airspace in and around major metropolitan areas require that pilots operating in such areas hold special qualifications. And although we intend that the Skycar have the capability to travel from "garage to garage," in urban and suburban areas existing laws and regulations will preclude most such "off-airport" operations.

Moreover, mass transportation using the Skycar would likely have to rely on some future navigation system such as NASA's (National Aeronautics and Space Administration, an agency of the federal government) proposed Small Aircraft Transportation System ("SATS"), which is funded with $69 million of public funds over the next five years. NASA predicts demonstration of a "Highway in the Sky" system by the year 2008.


Environmental Noise Issues

The theoretically-achievable noise level of the M400 Skycar with conventional muffling and noise abatement technologies would allow it to fly with somewhat lower noise levels than present fixed-wing aircraft. It should be considerably quieter than a helicopter because of the enclosed fans instead of the open rotor blades. Use of urban area vertiports is unlikely due to city noise abatement laws unless the Skycar were to employ some degree of mutual noise cancellation. Tests to date by other researchers suggest that a 15-decibel drop in noise is achievable with mutual noise cancellation. If so, it would be possible for the Skycar to operate from most locations except the user's home, where a 30-decibel drop in noise may be required by noise abatement laws. To achieve this reduction in noise level as needed for such a flight originating from a residence, three-dimensional mutual noise cancellation would be required. There is no assurance that such a reduced level of noise can be achieved for the noise spectrum generated by the Skycar.

Further Skycar Development Stages

The company is currently conducting hover tests with the M400 prototype that is equipped with experimental single-rotor rotary engines. On July 12, 2002 MI successfully conducted a demonstraton hover flight of the M400 Skycar prototype. The aircraft flew for more than one minute at an altitude of approximately 10 feet above ground level in stable, controlled flight. While an overhead safety line was used during the flight, it remained slack at all times. The aircraft was remotely controlled from the ground and flew without an onboard pilot.. Success of this stage depended upon demonstration of a controlled hovering flight, which has now been achieved and documented for the four-passenger M400 Skycar model as it was on several occasions for an earlier 2-passenger model.

Now that the prototype hover tests are complete, the present Skycar engines will be replaced by two-rotor Rotapower engines currently in limited production. The purpose of the engine change is to allow the M400 Skycar to undertake "translation" tests at low speed with the safety of significantly higher reserve power. ("Translation" in this context means lateral and vertical movement at a modest speed where lift remains entirely dependent upon the thrust from the engines (non-aerodynamic lift.)) The cost for these extended tests is expected to be between $1.5 and $2 million. The risk at this stage centers almost entirely around the reliability of the various aircraft systems. These flights are to be carried out over water at altitudes up to 50 feet to lessen the damage to the Skycar should a system fail and to reduce the risk of fire to the aircraft and injury to the pilot.

The third phase of the Skycar test program involves flight speeds sufficiently high so that direct lift from the ducts is replaced by aerodynamic lift generated on the wing surfaces ("transition" or aerodynamic lift). Wind-tunnel tests indicate that the Skycar is capable of completing this transition. However a number of factors are present in free flight that cannot be accounted for in a wind tunnel. Therefore there is no assurance that these tests will be successful without incidents that risk both the aircraft and the pilot. Modest success would allow demonstration of transition before the end of 2002. Achieving even one successful transitioning flight would establish the overall viability of the Skycar approach to this historically difficult aspect of VTOL flight. While the Skycar is marketable during the entire period, a successful demonstration of transition to forward flight may provide the catalyst for credibility of the design and promote capital investments that would allow us to enter into an initial low rate of production. We anticipate being able to actively market the vehicle to military and selected non-military clients in 2003, with potential sales resulting late in that year and thereafter. Military sales projections are based on the level of interest expressed by military representatives visiting our facilities over the years and especially within the last 24 months. While such interest does not constitute a legally-binding commitment, we believe it provides us with some indication of future sales potential. Other near-term potential sales could be to individuals who have contacted us and requested to purchase a Skycar and have subsequently been issued a delivery position. Approximately 100 delivery positions have been assigned. (A delivery position is a right to purchase, but not an obligation to purchase.) Sales, if any, prior to 2003 would likely be limited to sophisticated clients who have evaluated the technical data and arrived at a conclusion about the potential of the aircraft without the added "proof" of a transitioning flight.

Reliability and production feasibility under FAA "airworthiness" standards will next become the company's objective. Tooling up for limited production of an airworthy vehicle for military use will require approximately $25 million and is expected to take 12 to 15 months. This military model is expected to be developed under military contracts. However there is no assurance that a mass-producible model will result from a limited number of sales to the military or that the military will in fact act upon their current interests.


Liability Insurance -- Numerous Skycar(R) design features, if achievable in a production model aircraft, will in our opinion make the vehicle inherently safer than other aircraft. The Company is in discussions with representatives of the insurance industry with respect to the advantages of Moller's technology and aircraft design. Frank Crystal & Company, Inc. of Lenexa, Kansas has provided us with information and initial consulting to manage insurance loss control and claims management. In addition we have been advised of their interest in providing comprehensive product liability evaluation reviews during the FAA certification of Skycar production processes in order to mitigate potential shortfalls in this area and develop the background material to substantiate our claims for improved air safety. Insurance costs may be significant, may add to the projected cost of the Skycar and adversely impact our ability to provide a competitively priced vehicle. We have not yet purchased liability insurance but plan to engage risk management consultants during the FAA certification process.


Aerobot Remotely-operated Aerial Vehicles

Aerobot(R) is our design for a line of remotely piloted VTOL vehicles. The principal advantage of these craft is the ability to hover at a fixed point in space, which we believe makes them suitable for payloads such as video cameras and other sensors for data acquisition and inspection. The Aerobot is intended to carry a wide variety of customer supplied mission specific payload packages. Payload requirements are model-specific and there are restrictions on weight, size and location. We have incorporated video camera technology, and believe other technologies such as sensors and transmitters are within the Aerobot's payload capabilities, although we cannot guarantee that any payload within weight and size limitations will perform as desired or allow the Aerobot to function properly. Moller has developed and demonstrated both electric- and fuel-powered Aerobots(R) for commercial and military applications, although we have not commenced commercial marketing of them.

The electric-powered Aerobot(R), which employs an umbilical cord to transmit power, data and control signals, can stay aloft for extended periods (8-12 hours or to the limitation of ground-supplied electrical power) at heights of up to 250 feet. The fuel-powered Aerobot(R) utilizes Moller's rotary engines, which produce greater than 2 horsepower per pound of engine weight. A high power-to-weight ratio, a lightweight airframe, and a patented system for automatic stabilization and control are key design elements of both types of Aerobot(R).

The demonstrated performance specifications for the two Aerobot models are set forth in the following table:


                                ----------------------- --------------------
                                   Electric-Powered         Fuel-Powered
                                        ES20-9                 FS24-50
                                ----------------------- --------------------

Payload (including fuel)                15 lbs                 65 lbs

Empty weight                            40 lbs                 90 lbs

Hover time                            8-12 hours*              1.5 hrs

Hover ceiling                           250 ft                2,500 ft

Forward speed                             --                   50 mph

Size                             26"L x 26" W x 14" H    30"L x 30"W x 16"H
----------------------------------------------------------------------------
* Flight duration is calculated based on estimated run-time of ground-based electrical generator.


We expect to continue to solicit and execute contracts for government use of our Aerobots. As in the past and for the next 18 months, these contracts are expected to be for one-off demonstration vehicles. The $200,000 to $300,000 price of these one-off Aerobots will remain 200-to-300% higher than the desired target price of approximately $100,000 as long as volume is insufficient to establish quantity discounts for its components. This may restrict initial sales to those clients, if any, to whom price is less important than the functional characteristics of the Aerobot. However, if expressed interest translates into increased sales, the production price could reduce to a point where civilian, paramilitary and military use could be broadened, resulting in increased sales. However at this time there is no assurance that volume sales of the company's Aerobots can be achieved.


Moller Rotary Engine


Moller has acquired and developed proprietary technology enabling the Company to manufacture a high performance, low-cost rotary engine that produces more than 2 horsepower per pound of engine weight. Key design characteristics and the resulting attributes of Moller's engines are outlined below and are applied to its intended use as a ducted fan powerplant:

Design Feature                                       Attributes
--------------------                                 -------------

Air-cooled or charge-cooled rotor                   Light Weight
Aluminum housings
Simplified Lubrication System

Few moving parts                                     Low cost
                                                     Reliability

Perfect dynamic balance                              High propulsive
  Low vibration                                        efficiency
  Solid engine mounts
  Small fan tip clearance

Four-stroke combustion cycle                         Good fuel economy
                                                     Low noise
                                                     Low emissions


We believe that Moller's rotary engine, called the Rotapower engine, will be advantageous for ducted fan VTOL applications such as those required by the Skycar(R) and Aerobot(R) product lines. The engine's round shape and small size will allow it to be hidden in the center of the duct behind the fan hub. Furthermore, the engine's power-to-weight ratio should enhance performance in VTOL applications, where all of the required lift must be provided by the engine/fan unit without benefit of a wing surface as in a rolling take-off or landing.

Moller International granted Freedom Motors a license to manufacture, market and distribute the Rotapower engine for all applications except for aviation and use in ducted fans. In return for this license, Freedom Motors agreed to pay Moller International a 5% royalty on all sales of the Rotapower engine. See Exhibit 10
- Technology Development and License Agreement.

Moller's unique engine design is based on a rotary engine that was mass-produced by Outboard Marine Corporation ("OMC") from 1972 to 1976. In 1985, Moller purchased the OMC drawings, production routing sheets and engineering support man-hours. The Company subsequently hired the key OMC engineers who had developed the engine, participated in the production engineering process and contributed to the establishment of the service organization.

Using the OMC single-rotor engine as a starting point, Moller created a high-performance, modular design engine. The Company added electronic fuel injection and thermal barrier coatings, and introduced unique seal, lubrication and cooling systems. In all, Moller has made more than 25 major engine design improvements, of which eight are deemed patentable and two are patented and one is patent pending. Prior to entering production, Moller expects to have applied for patents on all key elements.

Specifications of Moller's high-performance engines are as follows:

                                   ------------------------------------
                                              High Performance
                                   ------------------------------------
                                       Single-Rotor        Two-Rotor
---------------------------------- -------------------- ---------------
Specifications
     Weight                               55 lb               85 lb
     Dimensions (L, Diameter)          14 in, 11 in        19 in, 11 in
     Displacement                         530cc               1060cc

---------------------------------- -------------------- ---------------
Performance
     Rated Power                          80 hp               160 hp
     Rated Speed                         7000 RPM            7000 RPM
     Maximum Speed                       7500 RPM            7500 RPM
     Idle Speed                          1800 RPM            1800 RPM
     Porting                              Radial              Radial
---------------------------------- -------------------- ---------------
General                                  All engines can operate
                                        on regular grade gasoline
-----------------------------------------------------------------------

To demonstrate the significance of Moller's rotary engine technology for aircraft applications, the following table and graphs compare the high performance two-rotor engine to a standard piston engine of similar horsepower.


                               ------------------ --------------------
                                MOLLER ROTARY(1)   STANDARD PISTON(2)
         --------------------- ------------------ --------------------
         POWER                       160 hp              180 hp
         --------------------- ------------------ --------------------
         WEIGHT                      85 lbs              260 lbs
         --------------------- ------------------ --------------------
         VOLUME                      1.0 ft3             8.6 ft3
         --------------------- ------------------ --------------------
         FRONTAL AREA                0.8 ft2              3 ft2
         --------------------- ------------------ --------------------

                                 Comparison of Moller rotary and Standard Piston Engines


         Horsepower per Pound               Horsepower per Cubic Foot           Horsepower per Square Foot
            Of Engine Weight                   of Engine Volume                     of Engine Frontal Area


                                                                                        200
                                                                                      -------
                                                                                      -------
                                                    160                               -------
                                                  -------                             -------
                  2.0                             -------                             -------
                -------                           -------                             -------
                -------                           -------                             -------
                -------                           -------                             -------
                -------                           -------                             -------
                -------      0.7                  -------                             -------
                -------    -------                -------                             -------
                -------    -------                -------                             -------       40
                -------    -------                -------                             -------     -------
                -------    -------                -------       15                    -------     -------
                -------    -------                -------    -------                  -------     -------
                -------    -------                -------    -------                  -------     -------
            --- ------- -- ------- --         --- ------- -- ------- ---          --- ------- --- ------ ---

                Moller    Standard                Moller     Standard                  Moller    Standard
               Rotary(1)  Piston(2)              Rotary (1)  Piston(2)               Rotary (1)  Piston(2)

           Moller Advantage:  3:1              Moller Advantage:  11:1               Moller Advantage:  5:1

----------
(1)  Two rotor, 530cc/rotor
(2)  Avco Lycoming 0-360-A



Our Rotapower engine is in very limited production. It has been installed in a number of non-aircraft products for field-testing. The company is presently under contract to develop a diesel-fueled version of its engine. To date the company has demonstrated the ability to operate its engine on diesel fuel at about 60% of the power it can generate on gasoline.

Because of the military's interest in lightweight engine running on diesel or jet fuel the company has previously received government support to achieve its present level of success. Presently the company is testing its engine for long-term durability that means establishing a time between overhauls of at least 1000 hours. It has successfully completed an FAA-type engine durability test of running the engine on gasoline for 150 hours at maximum power. If a 1000-hour-plus test can be achieved with diesel fuel the potential for military and civilian sales of an aircraft Rotapower engine is likely to increase. There is no assurance at this time that this endurance test will be successful. The company does not intend to produce the Rotapower engine for aircraft use, but intends to license it for aircraft and ducted fan use while retaining production of the rotor which requires unique high volume production equipment that the company has exclusive access to.


Liability Insurance - Frank Crystal & Co. have provided us with a comprehensive insurance plan dated July 20, 2000. This plan outlines a Product Liability Proposal for an estimated initial product exposure of $6,250,000 in annual engine sales. (We estimated our annual sales for the purpose of obtaining the insurance quote and planning our operating costs - we have no particular basis for projecting such volume of sales as of any specific date in the future.) The cost identified in this proposal was an initial deposit of $25,000 per annum with an audit adjustable rate of $4.00 per $1,000 of sales below $6,250,000 and $3.00 per $1,000 of sales above $6,250,000. We did not accept the insurance proposal, but believe the premiums quoted (adjusted for inflation) to be representative of our costs to insure ourselves against product liability issued in the near-term. There is no guarantee that these rates will remain effective or apply to the Rotapower engine when actually needed. Higher costs could adversely impact our ability to produce and market an economically competitive engine.


Regulation of Aerobots and Engines

The Aerobot's use is controlled by the FAA if it is untethered, except for military use. No federal, state or local approval is required at this time regarding the design or construction of either the engine or the Aerobot. However there is no assurance that such regulations will not come into existence in the future.

PATENTS

Moller International holds the following U.S. and Foreign Patents:

         Domestic Patents

Number   Description                Country          Date Issued


0,292,195         Air vehicle                    U.S.A.                1987
4,795,111         Robotic air vehicle            U.S.A.                1989
0,312,068         VTOL aircraft                  U.S.A.                1990
5,115,996         VTOL aircraft                  U.S.A.                1992
5,413,877         Rotary engine coating          U.S.A.                1995
6,164,942         Rotary engine cooling          U.S.A.                2000
6,325,603 B1      Charge cooled rotary           U.S.A.                2001





         Foreign Patents

1,264,714         Robotic air vehicle            Canada                1990
  105,073         VTOL aircraft                  Australia             1989
   63,994         VTOL aircraft                  Canada                1989
   22,192         VTOL aircraft                  New Zealand           1989
1,054,212         VTOL aircraft                  United Kingdom        1988
  266,288         VTOL aircraft                  France                1989
M880,250.1        VTOL aircraft                  Germany               1988
2.075,043-0       VTOL aircraft                  Canada                1992
  636,273         VTOL aircraft                  Australia             1993
  880,318         VTOL aircraft                  Japan                 1993
  0513245         VTOL aircraft                  Europe                1996
  4653/95         Rotary engine coating          Korea                 1995


         Applications Pending

   --             Stabilizing Control Apparatus   U.S.A.               Patent Pending
                  For Robotic or Remotely
                  Controlled Flying Platform

   --             Rotary engine lubrication       U.S.A.               Patent pending


   --             Improved Skycar                 U.S.A.               Patent Application in progress



OUR MARKETS

Due to the innovative nature of the Moller Skycar, we cannot be certain of any level of market acceptance for the product. The following discussion of potential markets for our Skycar and Aerobot products is based upon: 1) our observations and understanding of the ways various owners and operators of conventional fixed-wing and rotary-wing aircraft have used those vehicles; 2) our assumptions as to how the proposed design capabilities of our products may prove more efficient, utilitarian, or cost-effective features in those same or similar applications; and 3) anecdotal data from a small number of potential customers who have visited our facilities and expressed interest in the Skycar. However, until we can manufacture and deliver production model aircraft, we cannot be certain that operators will indeed realize benefits by employing our products in place of conventional aircraft employing significantly dissimilar technologies. Our ability to successfully market our Skycar and Aerobot products will depend in large part on the ability of those products to deliver a realizable benefit to users.

In October 1993 Moller International obtained general, infrastructure, environmental, public safety and communications statistical data that we combined with our own research to aid in producing our marketing forecasts. We have continued to develop, update and maintain this data with input from Shephard's Unmanned Vehicles and other publications from the public domain.

Skycar

Prior to full FAA certification (See "Regulation - Airworthiness Certificate Requirements" below), we hope to be able to sell our products to certain operators who are exempt from the civil aviation certification requirements. These may include:

o    military and para-military (rescue, drug enforcement, and border patrol)

o wealthy individuals, for use within their own property in the U.S., Australia, Canada, etc.

o    foreign countries where FAA certification is not mandatory

No such customers have made any binding commitments with regard to our products.

Market Segments

Although there is no assurance we will be successful, we will attempt to develop markets for the Skycar(R) within the following aircraft operator segments:

      General Aviation                           Military
      ----------------                           --------
      Private Individuals                        Surveillance
      Corporations                               Air utility vehicle
      Charter and Rental Services                Rescue
      Aviation Schools                           Medical Evacuation
      Utilities
      News Gathering
      Police/Fire/Rescue/Ambulance
      Drug Enforcement
      Express Delivery
      Border Patrol

We have relied upon our own research and anecdotal data from a small number of potential customers who have visited our facilities and expressed interest in the Skycar to support our belief that operators in the above categories will be interested in purchasing Skycars. Individual fixed-winged aircraft owners, charter and rental service owners, corporate officers, and a variety of other interested parties have given us their input on the suitability and desirability of the aircraft within these fields of use. However, such subjective input does not necessarily indicate that an economically viable market exists for the Skycar. Further, the above listing of potential market segments does not imply that Moller has contacted or received an expression of interest from each such market segment.



Competition

Today, there is no company that we are aware of offering a vehicle that is substantially similar to the Skycar(R). Companies periodically emerge with preliminary designs, but to date none has succeeded in demonstrating a working model, owing presumably to the high cost of developing the required technologies. Moller has test-flown an experimental vehicle and is completing the construction of a production prototype. Moreover, we have applied for and obtained patents on many key aspects of the Skycar, which we expect will stave off direct competition to some extent, although there can be no assurance of our ability to successfully defend our patents against infringement. The nearest competition, insofar as we are aware, appears to be the six to nine passenger tilt-rotor BA 609 (Bell-Agusta) which is in development. It's announced price of $10 million, however, will likely constrain it to a different market than the target market for the Skycar(R).

If we are able to successfully demonstrate the Skycar's flight characteristics, we expect that such success will generate renewed competitive interest. Primary competition is expected to come from large aircraft manufacturers because they have the resources necessary to enter the personal VTOL market. Given adequate financing, however, any of a number of existing small and large aircraft manufacturers could develop competitive products. We believe we have one advantage that will prove difficult for potential competitors to overcome, however, and that is our rotary engine and ducted fan propulsion technology. The advantage, however, may depend upon our future ability to successfully defend our intellectual property rights against infringement, of which we cannot be certain.

It is difficult for us to predict the precise sources of competition for our products, or our competitive position in the marketplace, owing to the fundamental dissimilarities between our products and the products that historically have been used in the roles for which our products are intended. Although we may surmise significant benefits to customers in switching to our products, because they represent a unique and innovative technology there is no historical basis for believing that customers will in fact switch.

In marketing the Skycar as a vehicle for personal transportation, we will have to compete against the sundry existing forms of transportation with which people are already familiar and comfortable. These include the automobile, railroads, buses, commercial aviation, and general aviation, among others. Each mode of transportation offers a unique set of advantages and disadvantages, relating to cost, convenience, comfort, safety, and perhaps other considerations. In order for the Skycar to gain acceptance as a mode of personal transportation, prospective users will have to conclude that its particular advantages justify its cost. There is no assurance that sufficient numbers of people will perceive such advantages as to create a viable market for Skycar.


AEROBOTS(R)

Many of the potential markets for air-borne remotely flown vehicles (Aerobot(R)) are currently addressed by manned helicopters and airplanes, both of which in our opinion represent significantly less economical solutions. In addition, the unmanned Aerobot(R) can operate in areas that are prohibitively dangerous for manned aircraft. Furthermore, the Aerobot(R)'s ducted fan design is well suited for operation in confined quarters where the exposed propeller or rotor blades of alternative solutions (both manned and unmanned) pose significant risks to people nearby and to the aircraft itself.

Market Segments

We believe the Aerobot(R) is suitable for a variety of commercial and military applications:


    Commercial                                      Military
    ----------                                      --------

    Bridge and utility line inspection              Battle damage assessment
    Building heat loss detection                    Electronic counter measures
    Smoke stack air quality testing                 Target acquisition
    Electronic news gathering                       Surveillance
    Sports event reporting                          Communications relay
    Hazardous waste detection                       Decoy operations
    Natural disaster damage assessment
    Law enforcement
    Fire surveillance



Competition

There are a number of unmanned aerial vehicles ("UAVs") in production today worldwide; however none of these, so far as we are aware, possesses characteristics substantially similar to the Aerobot. The most similar is the CYPHER, developed by United Technologies. The CYPHER is not capable of transitioning to significant aerodynamic flight, is much larger than the Aerobot and is considerably more expensive than the Aerobot.The CYPHER's design is very similar to a helicopter and the price is expected to be roughly equivalent to a small helicopter at $500,000 or more per vehicle.

The applications identified above in "Market Segments" have been compiled from lists of functions for existing UAVs. For example, the US Air Force has defined the roles and missions for a UAV with VTOL characteristics. This information is published on a publicly available web site (http://www.edwards.af.mil/articles98/docs_html/splash/may98/cover/future.htm) .
The US Navy's needs and requirements have been described in several articles, one of which is "Autonomous Vehicles and the Net-Centric Battlespace", by Barbara Fletcher, Space and Naval Warfare Systems Center, San Diego. In her paper dated April 24, 2000, Ms. Fletcher describes the potential role of UAVs in communications and control scenarios and specifically discusses the features of the Cypher VTOL UAV. In information describing the Cypher (http://users.chariot.net.au/~theburfs/URcypher.html) the company is reported to claim its product's non-defense roles outnumber potential military missions for the UAV, including counter-narcotics, ordnance disposal, forestry, law enforcement and search and rescue. We believe that if a less costly alternative with substantially the same performance characteristics to the Cypher were available, it would be considered by several government agencies.

Model helicopters are also competitors but are dangerous and very difficult to fly. Since both these competitors rely principally on direct lift their range and endurance are both limited compared to a transition-capable Aerobot.

The main advantage of the non-transitioning Aerobot is safety, size, ease of control, and low relative cost even at modest volumes. However the political and financial resources of companies like United Technologies are such that the Aerobot's superior performance does not guarantee it an economically viable market.


REGULATION

Airworthiness Certification Requirements

The Federal Aviation Act of 1958, as amended, vests in the Federal Aviation Administration (commonly, the "FAA") the authority to regulate virtually all aspects of civil (i.e., non-military) aviation within the United States, including pilot certification, airspace usage, and the certification of aircraft. The FAA exercises its authority primarily through the issue and enforcement of regulations, know as the Federal Aviation Regulations (or "FAR"s), which are codified in Title 14 of the Code of Federal Regulations. Among other things, the FARs set forth the type certification requirements (known as "airworthiness standards") for aircraft designs, the requirements for manufacturers' production quality control systems, the requirements for airworthiness certification of individual aircraft, and the operations and maintenance rules for air carriers and repair facilities.

The Aircraft Certification Service (designated "AIR" by FAA) is the department within the FAA that develops and administers safety standards for aircraft and related products that are manufactured in the United States or are used by operators of aircraft registered in the United States. Related products include engines, propellers, equipment, and replacement parts. As a regulatory function, AIR's mission priorities are:

1. continued airworthiness and other activities related to continued operational safety;
2.   rulemaking and policy development; and
3.   certification.

Continued airworthiness is given the highest priority because these activities have the greatest impact on the safety of operating aircraft and because they promote the continued satisfactory performance of approved systems, such as manufacturers' approved quality control systems. Rulemaking and policy development are considered to be a higher priority than issuing new certificates because the integrity of the certification program depends on the currency of applicable rules and policies.

One of the key goals of the certification and continued airworthiness standards is that each safety-critical system have a reliability of at least 0.999999999 per flight hour, which is another way of saying that a particular safety-critical component or system should have no more than a one-in-one-billion chance of failure for each flight hour. In pursuit of this goal, the regulations address a combination of requirements for design, analysis, test, inspection, maintenance, and operations. To permit design innovation, the regulations for the most part avoid specifying details such as materials, structural concepts, etc.; instead, designers are given a free hand as long as they accept the responsibility for showing that systems with innovative design features meet the FAA's stringent reliability standards.

The cornerstone of AIR's certification process is the "airworthiness certificate," issued for each individual aircraft. Generally, regulations prohibit operating an aircraft without an airworthiness certificate, or in violation of any limitation or restriction of its airworthiness certificate. Certificates may be issued as either "standard" or "special." Aircraft certificated in the Standard category are subject only to the same operating restrictions as most other production aircraft, that is, that they be operated within the manufacturers' approved design limitations for the particular type. "Special" category aircraft might include experimental designs or homebuilt aircraft, for example, and may be subject to various operational restrictions, such as a prohibition against carrying non-crewmember passengers, or operating over densely populated areas.

For a civil aircraft to receive an airworthiness certificate, the FAA must determine that the aircraft conforms in detail to an FAA-approved type design and is in safe operating condition. Similar requirements exist for engines, propellers, and certain materials, parts and equipment installed on certificated aircraft. The first step in the certification of a new design is to establish which body of standards will apply. Because the original aircraft classifications of "airplane," "airship," "rotorcraft," etc. would not accommodate the radical design of the Moller 400 Skycar(R) (and a couple of other VTOL designs in development by other companies), the FAA in the early 1990s established a new category and class of aircraft: "Powered-lift -- Normal Category," and set about developing an airworthiness criteria manual that would serve as the basis for certification. As of this filing, the manual has not been finalized, but we expect that the draft will suffice for us to proceed with initial testing toward certification. In fact, the FAA has indicated to us that because of the uniqueness of the Skycar(R), they expect to develop the final airworthiness criteria as we progress through the test program.

Once the company has been issued a "Type Certificate" for a particular design, each production aircraft we manufacture to those same specifications will be entitled to a "standard" airworthiness certificate. Even after the Type Certificate is issued, however, AIR has the authority to order us to make design changes if it determines that safety so requires.

Establishment of Skycar Certification Criteria

In 1990 Mr. Jack Allison, currently vice president and a director of Moller International, began working with the FAA with the goal of identifying the appropriate airworthiness criteria for certification in a newly-established aircraft category designated "powered lift - normal category," in which the M400 Skycar is classified. The first meeting was to organize the effort to complete the airworthiness criteria manual, and was attended by about 75 representatives from seven foreign and domestic aircraft and aerospace manufacturing companies, and members of the press. As a result of that meeting, Mr. Allison was appointed to the "technical issues panel" charged with responsibility for the primary flight systems. Other panels handled powerplants, avionics, and the airframe. A draft of the manual was issued and is now available.

The FAA has recently informed us that of the original seven firms involved in the effort, Moller appears to be the only one moving toward certification. The FAA has displayed what we regard as a very cooperative attitude through all of our preparatory work.

On May 19, 1999, Mr. Allison provided an informational briefing at Edwards Air Force Base on the Skycar. In attendance were a consortium of (1) test pilots from the Air Force stationed at Edwards AFB, (2) scientists and engineers from NASA Dryden, and (3) flight instructors and aircraft inspectors from the National Test Pilots School. As a consequence of this meeting, Moller received a proposal from this consortium that outlined a combined certification and airworthiness program for the Skycar, whereby the flight certification documentation would be written in parallel with the flight testing. This procedure would accelerate the process of identifying certification criteria and reduce the time necessary to achieve production-oriented procedures and processes. The consortium estimates that the proposal would require Moller to budget $1.2 million for the program with a time frame of approximately three years to define the requirements for FAA certification. The FAA has not approved or disapproved the proposal, nor is it the agency's function to do so. The objective of this activity is to provide suggested appropriate additions to what we feel is the currently immature language of the FAA's regulations regarding the issuance of Airworthiness Criteria for Powered Lift Normal Category aircraft.

Effect of Certification Requirements On Our Operations

An aircraft's airworthiness certification bears on its usefulness to its owner or operator. In particular, the value to a prospective purchaser of an un-certificated or "special" certificated aircraft may be affected to some extent by the corresponding operational restrictions, which can prevent them from taking full advantage of the aircraft's design capabilities. Certain operators, however, are exempt from the airworthiness requirements to varying degrees, and we expect that such operators may provide a market for our products prior to final FAA certification. See "Marketing Strategy" below.

Certification testing will be a recurring expense for us as we bring our products to market, and incorporate design improvements into previously certificated models. The initial type certification testing on each aircraft design will encompass design approvals for materials, spare parts, and other equipment to be installed. Therefore, if we or any of our potential strategic partners should choose to make a major modification in a model, such as an airframe re-design or changing a safety-related onboard system, the change may have to undergo additional testing to prove the new system's reliability.

As a future aircraft manufacturer, we will undertake an ongoing obligation to monitor the serviceability and safety of the aircraft we expect to build and sell. We intend to establish and maintain, at our expense, a system of feedback and reporting whereby maintenance mechanics and inspectors can report back to us any and all failures, excessive or unpredicted wear, malfunctions, and flight safety issues of any kind that arise or are detected during maintenance and repair activities. Where appropriate, we will issue "service bulletins" to owners and operators of the affected model, detailing the problem and our recommendation for correction. Where the problem may potentially affect the safety of flight operations, we may recommend to the FAA that they issue an Airworthiness Directive (commonly called an "AD") making the correction mandatory for every operator.

It is impossible to predict the future costs to us of ongoing compliance with federal airworthiness regulations; however, we expect that the costs will be manageable and that we will be able to absorb them in our pricing structure.


Pre-production Test Flight Program


Tethered flight tests have been conducted with the M200X aircraft using the same number of rotary engines (eight) and a forerunner of the type of electronic control and stabilization system as is employed on the M400 Skycar(R). We have conducted extensive ground tests of all of the M400's systems and have now completed the initial tethered flight tests and hover demonstration.

We expect to begin test flying the pre-production model of the M400 in late 2002. The aircraft has been flown tethered initially so we could test and de-bug the stabilization and control electronics. These flight tests will first explore systems functions in the safest portions of the flight envelope, then expand the envelope toward the design operational limits in test flights of three or four aircraft. We expect the entire test program, involving many hours of powered tests on the ground and in tethered flight, and several hundred hours of free flight tests, to extend through the year 2004 to achieve FAA certification. However, this forecast is based upon the assumptions that (a) the Company will succeed in raising sufficient capital to cover the costs of flight testing, (b) a number of remaining engineering problems will be resolved through further development, and (c) that the FAA will establish certification criteria for the Skycar that are within our technical capabilities. All of these assumptions remain highly uncertain as of the date of filing of this registration statement.


Pilot Requirements

Initially, a private pilot's license will be required to pilot the Skycar(R), primarily to ensure adequate flight management and navigational skills. To obtain a license, the prospective pilot must pass a flight test administered by a licensed flight instructor in order to demonstrate familiarity with its simplified controls. The Skycar(R) is not piloted like a traditional fixed-wing airplane and has only two hand control sticks that the pilot uses to inform the redundant computer control systems of his or her desired flight maneuvers. The Company plans to have its own pilot training program until the Skycar(R) is FAA certified. Once the Skycar(R) is certified, it is expected that all training programs will be provided by private and/or military aircraft flight training schools. The FAA has begun awarding "Powered Lift" pilot's licenses.


MARKETING STRATEGY

In the early stages of sales development, we plan to market primarily through direct selling by Company sales specialists to individual customers within our target markets. Brand exposure may be accomplished through displays at trade shows and industry exhibitions, direct mail, advertisements in aviation publications, and cooperation with the news media. For at least three decades the news media has followed the progress of Paul Moller's VTOL research and experimentation, underscoring the public's perennial fascination with the promise of convenient and affordable air travel made as personal and individualized as automobile travel has been. We expect, but cannot be certain, that the Skycar will continue to receive periodic media coverage as we approach our first delivery schedules.

M400 Skycar(R)

Although sales of the Skycar(R) into most civilian markets will require that we be able to deliver an FAA certificated aircraft, the regulations permit certain types of operations by certain defined operators to be conducted without the standard airworthiness certification requirement. These markets include:

         Government -- domestic and foreign agencies including:

                  Police departments
                  Border Patrol
                  Forest Service
                  Drug Enforcement agencies
                  Medical services

         Initially, we anticipate that most sales to this segment will consist of Skycars(R) for test and evaluation. The craft's capabilities should make drug enforcement agencies and Border Patrol viable candidates for early purchases. However, we have not received any commitments from those agencies to make any such purchases.


         Military -- Initial sales to domestic and foreign military organizations will likely be for test and evaluation purposes. We anticipate that military organizations will utilize the Skycar(R) in critical applications for which competing aircraft are ill suited. For example, the Skycar(R) is expected to have superior speed, range and VTOL capability for the rescue of crews of downed aircraft with minimal risks. In addition, military subcontractors may wish to use the Skycar(R) as a platform for autonomous aircraft programs, one of the fastest growing areas of military spending. Autonomous aircraft applications currently utilize un-manned aircraft piloted by infrequent remote control commands or under the control of a monitoring computer. Such aircraft are currently in use by the military as remote data gathering platforms that feed information via radio or other communication links back to a flight control center. Moller expects that military organizations will wish to use Skycars(R) in a broader range of applications if volume production reduces manufacturing costs and overall pricing. Eventually, we believe the Skycar(R) has the potential to become the aerial counterpart of the "HMMWV," the military's current ground utility vehicle.

         Corporations -- Moller intends to sell the M400 Skycar(R) to corporations for use in the airspace above their property and we plan to specifically target companies in industries such as timber and oil that have survey and exploration needs. The Company also expects that it will be able to address a broader range of commercial applications in some foreign markets due to fewer legal restrictions than in the United States.

Assuming that the Skycar eventually receives full airworthiness certification, we will consider augmenting our sales efforts with retail dealerships, either existing or newly-franchised. Further, we intend to establish a network of regional maintenance and repair facilities, either Company-owned or partnered with existing service facilities, to handle routine maintenance and repair services for non-military Skycars.


MANUFACTURING

Skycars(R)

We believe that the long-term success of any aircraft manufacturer is dependent on the quality of the vehicle produced. The quality of both the design and manufacturing processes is important. Moller expects to purchase or contract out the major Skycar(R) components that require capital intensive equipment, subject to Moller's rigid specifications and stringent quality assurances and testing requirements. We expect that some components and parts will be finish-machined in Moller' s facilities when they have proprietary technological content, require special finishing, or are small custom parts with little tooling required. Moller plans to perform quality control, assembly and final test work at its own facilities. During 2002 and 2003, any manufacturing work will necessarily be executed using low volume techniques. Special tooling and manufacturing processes are expected to be developed for higher volume production in the year 2004 and beyond.

Airframe manufacture encompasses the assembly of the major airframe components (fuselage, wing and nacelles) and installation of fuel and oil tanks, parachutes, seats, canopy, landing gear, and the vertical thrust vane system. Moller anticipates that a key strategic partner will be required in order to complete composite airframe construction. Moller will require a complete test of all systems through an extensive flight test program before final release.

Important electronic systems include computer stabilization, pilot controls, display, power regulation and engine controls. Electronics manufacture will include the following activities:

     -    Assembly of electronic sub-systems
     -    Burn-in of electronic components
     -    Mounting of printed circuit boards
     -    Fabrication of electronic enclosures
     -    Interconnection of components and wiring
     -    Installation of equipment in airframe

While no specific firm has been identified at this point, we expect to work with one or two key strategic partners to provide electronics and avionics systems for the Skycar(R).

The quality control department will be an autonomous organization carefully integrated into every aspect of the production operation. Every employee will play a part in assuring the highest possible level of quality and performance.

Aerobots(R)

Both electric-powered and fuel-powered Aerobots(R) can be produced in the present Moller facility in volumes of up to four per week, which is sufficient for currently projected production through 2002. The electric-powered Aerobot(R) consists of off-the-shelf components and high performance motors, electronic control boards, and a composite frame manufactured by Moller. Both individual components and final assembly are inspected to assure product quality. The fuel-powered Aerobot(R) utilizes the Moller rotary engine (single-rotor) and thus requires more extensive facilities. The frame of the fuel-powered Aerobot(R) is of welded construction; the fuel tank, duct and cowling are composites. Some component and subassembly tests will supplement the basic assembly quality control. Costs of manufacture are expected to decrease for both Aerobots(R) as production volumes increase. However, no specific amount or rate of decrease can be projected at this time.

In most cases, customers require a complete operating system, not just a vehicle. Moller plans to supply the radio control system and, in some cases, install the interface for the payload sensor system.

Engine

We expect that our Freedom Motors affiliate will supply most of the primary engine components necessary to generate a FAA certified Rotapower(R) engine. For that reason various elements are already incorporated into the basic engine design to satisfy future requirement for FAA certification. For example, dual spark plugs and an appropriate thrust load carrying bearing are already part of the basic design. Moller will inspect, assemble, and test completed engines prior to their sale or incorporation in Skycars(R) and Aerobots(R).


EMPLOYEES

We currently have 14 full-time employees and 8 part-time employees, including 7 management and executive management personnel. We have no specific plans for a significant increase or decrease in the number of our employees. Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

NEED TO RAISE ADDITIONAL CAPITAL TO COMPLETE DEVELOPMENT AND FLIGHT TESTING


On the morning of July 12, 2002, the M400 Skycar prototype successfully completed a predefined protocol flight that qualified as the event triggering the start of the time period for the execution of flight-related stock purchase options. Notification of the successful flight demonstration was sent via US mail to all of the option holders. (See Options section) Funding of operations over the next nine months is expected to be accomplished through the proceeds from the exercising of these stock options. However, we cannot give any assurance that such options will be exercised. Further, we believe that a successful translational flight demonstration during this period would greatly enhance the company's ability to secure military development contracts for an enlarged "M600" version of the Skycar, resulting in a separate source of capital. Failure to demonstrate an untethered translational flight within nine months could seriously jeopardize our ability to raise additional capital privately, publicly or by military contract.

We estimate a cost of $26 million to demonstrate a flight worthy pre-production model of the M400 Skycar. If we are successful, we believe that the M400 Skycar would generate interest within the U. S. military in the larger M600 Skycar. It may require an additional $40 million to complete an FAA-approved production facility that would allow the production of two M400 Skycars per day. Additional capital of $20 to $30 million will be required for start-up and inventory costs. Mass production of a civilian aircraft has never occurred but assuming success at a modest production level we anticipate that both military and civilian interest would justify the very large amount of capital (automobile-level production costs) necessary to achieve volume production of the Skycar. Such a level of production would be most likely to occur by means of a licensing arrangement or a strategic partnership with an established and well-capitalized company.

We anticipate that that if we successfully demonstrate translational flight capability by November 30, 2002, the credibility of the company's technology will be greatly improved. We believe that such credibility, if realized, should provide a business basis for an initial public offering of the Company's common stock to raise the approximately $90 to $100 million required to support a modest Skycar production rate of 2 vehicles per day by the end of year 2004. Depending upon the advice of financial consultants we expect to engage, it may be necessary to seek the required capital in two or more stages and from both public and private sources. However, there can be no assurance that we will be able to raise the required capital for such limited production.

If translational flight capability is delayed or prevented for any reason, we may be unable to raise sufficient capital to support future development or production. In that event, the Company may be unable to continue its operations.

RISK FACTORS

Business Viability

We are still in the process of developing our products, and have yet to produce any meaningful level of sales or any profits from these products. There is no clear basis for judging our viability as a business enterprise, or our management's ability to develop the company to profitability.

Limited Experience

Our management has limited experience in aircraft manufacturing. While our management has considerable general business and management experience, and some specialized knowledge and experience in the in the aircraft industry, none of our current management has significant experience managing a business that manufactures and markets aircraft. Accordingly, our success will depend in large part on our ability to recruit or to contract individuals with specialized skills and knowledge relating to aircraft manufacturing and marketing without adversely impacting the overall budget for employee compensation. There is no assurance that we will be successful in retaining such specialists.

Need for Additional Capital

We will have to raise substantial amounts of capital before we can produce meaningful revenues from sales of our products with no assurance as to when or at what level revenues will commence. We estimate that we will need about $26 million to demonstrate a fully-functional, pre-production prototype Skycar, and an additional $40 - $90 million to complete FAA certification and begin initial production of certified aircraft. Should we be unsuccessful in raising the needed capital, we may never develop into a viable business enterprise. At this time, we have no specific arrangements with any underwriters for the placement of our shares, nor any binding commitments from any person to invest in the Company.

Dilution of Share Value

We will likely sell shares of our stock to raise capital needed to fund future operations. Any such sales will have the effect of reducing the proportionate ownership of existing shareholders.

Impact of Emerging Technologies

Evolving technologies may force us to alter or even abandon our product designs, or may render our proprietary technologies obsolete or non-competitive. Although we believe strongly in the existence of a substantial market for our products, new technologies are being developed and deployed at a rapid rate. It is possible that as time goes on, technological advances in such areas as power plants, propulsion systems, airframe materials, manufacturing systems, and perhaps others, will require us to make costly changes in our strategy or additional investments in equipment and in research and development in order to become or remain competitive.

Impact of Potential Product Liability Claims

The Company may expend an inordinate amount of its resources in litigating product liability claims. Historically, manufacturers of aircraft have been held by the courts to be liable for injuries suffered by crewmembers, passengers, and others where some design deficiency or manufacturing defect was found to have contributed to the injury. Although we intend to take all reasonable precautions in the design and manufacture of our products to ensure that they can be operated safely and without undue risk to life, health, or property, and we intend to purchase insurance against potential product liability claims, it is nevertheless possible that our operations could be adversely affected by the costs and disruptions of answering such claims.


ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

ITEM 3. LEGAL PROCEEDINGS.

In August, 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior private stock offer and sale activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of Sections 5 and 10-b of the Securities Exchange Act of 1934 and have agreed to pay a $50,000 fine. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities laws. The Ft. Worth, Texas office of the SEC Enforcement Division has prepared a settlement agreement which has been approved and signed by the Company and Dr. Moller. Although the settlement agreement was prepared by the Ft. Worth office of the Enforcement Division, it is not final until approved by the Securities and Exchange Commission in Washington, D.C.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On June 30, 2000, we completed a private offering of our common stock in which we sold 1,459,644 shares at an average cash subscription price of $3.12 per share. The classes of persons to whom we sold our stock were: (1) current-shareholders, (2) Moller employees and (3) individuals who had made unsolicited contact with us and who expressed an interest in acquiring shares or investing in the Company. Our officers sold the shares directly to investors in private transactions, without an underwriter, in reliance on the exemption authority provided in Section 4(2) of the Securities Act of 1933. Specifically, we relied upon the general exemption of Section 4(2), which exempts from registration the sale of securities by an issuer in a transaction not involving any public offering. The facts that supported our reliance on such exemption were:

     a. No solicitation or advertising was made by the Company in connection with the issuance of the shares;

     b. The purchasers represented to the Company that they were acquiring the shares for their own account and not with a view to distribution;

     c.   The purchasers represented to the Company that they either:

          (i) had sufficient liquid assets to bear the risk of loss of their entire investment or

          (ii) were sufficiently experienced with regards to private placement investments as to be capable of assessing the nature and extent of the risks associated with the investment. d. Each purchaser was afforded an opportunity to review or obtain all material information regarding the company and the investment in its shares.

In the calendar year 2000, the Company sold its common stock to a total of 23 "non-shareholders," i.e., persons who did not previously own Moller shares. In the year 2001 through September 30, the Company sold its common stock to a total of 7 non-shareholders. The number of existing shareholders who purchased additional shares in the Company during 2000 and 2001 were 36 and 2, respectively. One Moller employee acquired shares by purchase and one employee received shares as compensation in 2000.

The proceeds of the offering are being applied to our continuing research and development activities, and to administrative expenses of the Company.

On November 29, 2000, acting on advice of our legal counsel, we made an offer to repurchase the shares of any shareholder who had acquired Moller International shares within the past three years in a private placement transaction. The repurchase offer was made in an effort to correct any inadvertent failure to comply with applicable securities laws in connection with such private placements. A total of five shareholders accepted the offer to repurchase, and the Company subsequently repurchased their shares.

During the year ended June 30, 2001, we sold 256,188 shares of our common stock in private transactions, relying on the exemption authority provided in Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving an underwriter or a public offering. The shares sold at prices between $1.50 and $7.00 per share, for total proceeds of $1,213,314. The proceeds were or are to be applied to ongoing product development and administrative costs.

During the year ended June 30, 2002, the Company sold 157,414 shares of its common stock to outside investors in private sales transactions, raising a total of $879,535. The shares were sold at prices ranging from $2.50 to $6.50 per share. In addition, the Company converted the sum of $12,132, representing one customer deposit plus accrued interest, into 2,272 shares of common stock, converted short-term debt of $22,133 into 8,853 shares of common stock, issued 6,029 shares in exchange for commissions of $33,582 owed, and repurchased 11,543 shares for an aggregate total of $61,803.

Subsequent Events

On September 9, 2002, our common stock commenced trading in the OTC (over-the-counter) market, with quotations provided on the Pink Sheets(R). Our trading symbol is MLER (OTC).

Also on September 9, 2002, we appointed as registrar and transfer agent for our securities:

        Olde Monmouth Stock Transfer Co., Inc.
        200 Memorial Parkway
        Atlantic Highlands, NJ 07716

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Year Ended June 30, 2002

Moller International reached several milestones during this fiscal year. The Company increased its research and development activities on the Skycar project with the goal of achieving a one-minute hover flight. These efforts culminated in a successful flight on July 12, 2002. In addition, the Company pursued it registration efforts and achieved recognition of its status as a fully reporting public company shortly after the close of the fiscal year. Staffing levels remained relatively constant, as did costs for general and administrative functions.

Year 2002 compared to 2001

Results of operations for the 2002 fiscal year did not vary significantly from 2001. The Company incurred net losses, on a consolidated basis, of $1,912,495 and $2,193,519 in fiscal 2001 and 2002 respectively. Consolidated loss per share was $.04 and $.05 for the 2001 and 2002 fiscal years, respectively. The Company generated no significant amount of revenue in either fiscal year. The Company is currently using cash to fund operations at an approximate rate of $150,000 per month with the significant non-cash charges being depreciation and amortization of approximately $65,000 per year and the deferral of certain executive salaries at an annual rate of $190,000 per year.

Salaries and wages, including benefits, remained relatively constant, representing 46% and 45% of total expenses for the 2001 and 2002 fiscal years, respectively. Consultant costs increased by $65,278 during the 2002 year as the Company incurred legal and audit costs associated with filing its Form 10 Registration Statement. Interest expense increased by $50,320 during the 2002 year as a result of increased borrowings.

Contract revenues increased by $173,024 in 2002 over 2001, primarily due to a government-related contract to develop the Company's Aerobot(R) vehicle for a specialized use. Miscellaneous revenues increased by $17,905. These increases are not indicative of any meaningful revenue growth trends. Total operating expenses increased by $371,633, largely the result of increased research and development activities on the Skycar(R) project and increased professional fees relating to the Company's Form 10-SB filing. Other expenses increased by $100,320 as a result of increased interest expense and a $50,000 accrual for a penalty to be paid by the Company to settle an SEC investigation into the trading of the Company's common stock (see Note N to the financial statements).

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Moller International, Inc.
Davis, California


We have audited the accompanying consolidated balance sheets of Moller International, Inc. and subsidiaries (the Company) as of June 30, 2002 and 2001 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moller International, Inc., and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not generated any significant revenue from operations and is in need of additional infusions of operating capital in order to complete the development of its Skycar product and other product offerings. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


VAVRINEK, TRINE, DAY & CO., LLP

San Jose, California
September 7, 2002

                         MOLLER INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                              PERIODS AS SHOWN


                                                             June 30:
                       ASSETS                            2002         2001
                                                     ------------ ------------
CURRENT ASSETS
Cash                                                   $ 206,402    $ 352,989
Accounts receivable                                       75,937        6,583
                                                     ------------ ------------
Total current assets                                     282,339      359,572

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation                       155,354      198,563

OTHER ASSETS                                                 458          458
                                                     ------------ ------------
Total other assets                                           458          458
                                                     ------------ ------------
                                                       $ 438,151    $ 558,593
                                                     ============ ============


           LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       $ 179,705     $ 58,536
Accrued expenses                                          92,963       55,852
Notes payable - majority shareholder                     894,983      124,748
Notes payable - minority shareholders                    163,750       65,750
Other notes payable                                      547,331      572,980
Customer deposits                                        397,500      387,500
                                                     ------------ ------------
Total current liabilities                              2,276,232    1,265,366

LONG TERM LIABILITIES
Capitalized leases payable                                 5,231        7,650
Deferred wages                                         1,035,746      863,515
                                                     ------------ ------------
Total long term liabilities                            1,040,977      871,165
                                                     ------------ ------------

Total liabilities                                      3,317,209    2,136,531


DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares,
  no par value, issued and outstanding,
  43,214,399 and 43,377,424 shares at
  June 30, 2001 and 2002, respectively                23,965,764   23,080,185
Accounts receivable from related party                (1,203,428)  (1,210,248)
Accumulated deficit                                  (25,641,394) (23,447,875)
                                                     ------------ ------------
Total deficit in stockholders' equity                 (2,879,058)  (1,577,938)
                                                     ------------ ------------
                                                       $ 438,151    $ 558,593
                                                     ============ ============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                         Year Ended June 30:
                                                   2002          2001          2000
                                              ------------- ------------- -------------
INCOME
Contract revenues                             $    216,728  $     43,704  $      4,378
Miscellaneous                                       37,500        19,595        37,249
                                              ------------- ------------- -------------
Total income                                       254,228        63,299        41,627

EXPENSES
Project labor                                      463,660       386,362       413,684
Project materials                                  177,727        81,515       128,505
Project subcontracted services                     100,049        85,892       124,134
Administrative salaries and wages                  379,461       375,786       351,770
Other labor                                         24,934        31,218        17,204
Employee benefits and payroll taxes                186,316       128,553       114,384
Marketing materials                                  7,096         9,404        19,385
Office and shop supplies                            31,423        21,887        42,645
Shipping and postage                                15,188        13,301        10,796
Telephone                                            8,633        12,864        14,984
Travel, automotive, meals                           17,584        24,233        29,175
Legal, accounting, and consulting fees             152,745        87,467        30,291
Patent expense                                      81,635        42,823        61,554
Rent expense to majority shareholder               476,987       455,557       394,486
Utilities                                           44,385        36,123        28,955
Repairs and maintenance                              7,348        12,233        44,192
Insurance                                           29,211        25,756        15,936
Depreciation and amortization expense               68,577        87,837       110,789
Sales and use taxes                                  9,005         8,839        14,361
Bank and loan fees                                   1,625         2,144        20,767
Other expenses                                      37,195        19,357         9,366
                                              ------------- ------------- -------------
Total expenses                                   2,320,784     1,949,151     1,997,363
                                              ------------- ------------- -------------

Loss from operations                            (2,066,556)   (1,885,852)   (1,955,736)
OTHER EXPENSES
       Penalty                                     (50,000)            -             -
       Interest                                    (76,963)      (26,643)       (1,877)
                                              -----------------------------------------
                Total other expenses              (126,963)      (26,643)       (1,877)
                                              -----------------------------------------

NET LOSS                                      $ (2,193,519) $ (1,912,495) $ (1,957,613)
                                              ============= ============= =============

Loss per common share, basic and diluted            ($0.05)       ($0.04)       ($0.05)
                                              ============= ============= =============

Weighted average common shares outstanding      43,338,242    43,046,485    42,194,964
                                              ============= ============= =============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                         THREE YEARS ENDED JUNE 30, 2002


                                                    Common Stock             Accumulated         Related Party
                                              Shares           Amount          Deficit             Receivable           Total
                                          --------------------------------------------------------------------------------------

Balances at July 1, 1999                    41,862,279     $ 19,671,488     $ (21,872,134)      $          -       $ (2,200,646)

Sales of common stock                          870,541        3,096,338                 -                  -          3,096,338
Conversion of debt to common stock              32,839           94,937                 -                  -             94,937
Shares received in lieu of salary -
   VP of Administration                        198,939          210,875                 -                  -            210,875
Net loss for the year                                -                -        (1,957,613)                 -         (1,957,613)
                                          --------------------------------------------------------------------------------------

Balances at June 30, 2000                   42,964,598       23,073,638       (23,829,747)                 -           (756,109)

Sales of common stock                          256,188        1,213,314                 -                  -          1,213,314
Conversion of debt to common stock               7,275           29,063                 -                  -             29,063
Shares received in lieu of salary                3,760           15,138                 -                  -             15,138
Shares repurchased from stockholders           (17,422)         (55,131)                -                  -            (55,131)
Spin-off of Freedom Motors                           -       (1,195,837)        2,294,367         (1,210,248)          (111,718)
Net loss for the year                                -                -        (1,912,495)                 -         (1,912,495)
                                          --------------------------------------------------------------------------------------

Balances at June 30, 2001                   43,214,399       23,080,185       (23,447,875)        (1,210,248)      $ (1,577,938)

Sales of common stock                          157,414          879,535                                                 879,535
Exercise of options by conversion of debt        8,853           22,133                                                  22,133
Conversion of deposit into common stock          2,272           12,132                 -                  -             12,132
Shares received for services                     6,029           33,582                                                  33,582
Shares repurchased from stockholders           (11,543)         (61,803)                -                  -            (61,803)
Decrease in receivable from related party            -                -                 -              6,820              6,820
Net loss for the year                                -                -        (2,193,519)                 -         (2,193,519)
                                          --------------------------------------------------------------------------------------

Balances at June 30, 2002                   43,377,424     $ 23,965,764     $ (25,641,394)      $ (1,203,428)      $ (2,879,058)
                                          ======================================================================================



                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                      Year ended June 30:

CASH FLOWS FROM OPERATING ACTIVITIES                          2002            2001           2000
                                                         --------------- -------------- ---------------
Net loss                                                   $ (2,193,519)  $ (1,912,495)   $ (1,957,613)
Adjustments to reconcile net loss to net cash
used in operating activities
  Depreciation and amortization                                  68,577         87,826         110,787
  Stock issued for services                                      33,582         15,138               -
  Deferred wages                                                172,231        190,000         187,799
  (Increase) decrease in accounts receivable                    (62,534)        13,073          (6,156)
  Increase (decrease) in accounts payable                       121,169         (6,634)       (181,337)
  Customer deposits                                               2,132              -          25,000
  Accrued expenses                                               39,244         21,618        (119,968)
                                                         --------------- -------------- ---------------
    Net cash used in operating activities                    (1,819,118)    (1,591,474)     (1,941,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease)  in notes payable - third parties           (25,649)       500,000               -
Increase in notes payable - related parties                     118,000         91,098               -
Increase (decrease) in notes payable from officer               770,235         71,933        (441,327)
Reduction in notes payable and capital leases                    (2,419)       (24,972)       (207,550)
Proceeds from sale of common stock                              879,535      1,213,314       2,806,646
Repurchases of common stock                                     (61,803)       (55,131)              -
                                                         --------------- -------------- ---------------
    Net cash provided by financing activities                 1,677,899      1,796,242       2,157,769
                                                         --------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Freedom Motors spin-off                                               -           (127)              -
Customer deposits                                                20,000              -               -
Purchase of equipment                                           (25,368)       (10,563)        (70,339)
                                                         --------------- -------------- ---------------
    Net cash used in  investing activities                       (5,368)       (10,690)        (70,339)
                                                         --------------- -------------- ---------------

NET INCREASE (DECREASE) IN CASH                                (146,587)       194,078         145,942

CASH, BEGINNING OF PERIOD                                  $    352,989    $   158,911    $     12,969
                                                         --------------- -------------- ---------------

CASH, END OF PERIOD                                        $    206,402    $   352,989    $    158,911
                                                         =============== ============== ===============

Cash paid during the period for:
   Interest                                                $     71,805    $    26,643     $    21,716
                                                         =============== ============== ===============
   Income taxes                                            $      2,400    $     3,200     $       800
                                                         =============== ============== ===============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company), (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc., (AI). For the year ended June 30, 2000, the Company consolidated the accounts of its majority owned subsidiary, Freedom Motors Inc., (FM), a development stage enterprise. FM was spun off to the shareholders of the company in March 2001, and the company ceased consolidating its results of operations with FM from that date forward. (See Note K)

The spin-off of FM was not accounted for as discontinued operations as the amounts of discontinued operations, both on an actual and per share basis, were immaterial to the consolidated statements of operations and loss per share calculations for all periods presented prior to the spin-off.

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 59.75% of the outstanding common stock of the Company. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an antidilutive effect on LPS due to the net losses incurred. At June 30, 2002, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be antidilutive approximated 9,972,300 shares.


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

Property  and equipment consist of the following at June 30:

                                              2002         2001
                                          ------------  ------------

     Production and R&D Equipment           $ 393,758     $ 388,860
     Computer equipment and software          414,658       411,646
     Furniture and fixtures                    75,651        74,649
                                          ------------  ------------
                                              884,067       875,155
        Less accumulated depreciation        (728,713)     (676,592)
                                          ------------  ------------
                                            $ 155,354     $ 198,563
                                          ============  ============

Long-lived Assets

When facts and circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected discounted future cash flows as well as other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge to current operations.

Revenue Recognition

Miscellaneous income derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale. Contract revenues are primarily from outside parties who engage the Company to configure one of the company's products for use in an application of their own. The term of such contracts is typically a year to eighteen months. The revenue is recognized when invoiced, according to the terms of each contract. Contract revenues also include the leasing of a full-scale Skycar model for various exhibitions. Revenue from the leasing of the Skycar model is recognized over the term of the contract period. Both contract revenue sources are considered to be insignificant and not critical to the goal of achieving profitable operations.

The company performs contract services for its former subsidiary, Freedom Motors. In accordance with the Technology Development and License Agreement between Moller International and Freedom Motors dated October 28, 1999, the Company provides Freedom Motors the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company is no longer recording any revenue recognition entries related to these transactions with FM since all appropriate revenue recognition criteria have not been met. For the period from April 1, 2001 to June 30, 2001,contract services billed to FM totaled $185,695. For the year ended June 30, 2002, contract services billed to FM totaled $548,906.

NOTE B - GOING CONCERN

The Company currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and eventual sale of the Company's products. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sale activities. Management believes, from conversations with current and prospective investors that there is a willingness to provide additional funding now that the aircraft has demonstrated a successful hovering flight test, which occurred on July 12, 2002. Completion of this test flight initiated the requirement for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, to be exercised by October 10, 2002.

The exercise price of these options is substantially below the recent selling price of the company's common stock. There is no assurance that management's efforts in this area will be successful in whole or in part. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, at $5,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request. During the year ended June 30 , 2002, two individuals requested and received a return of their deposits and one individual converted their deposit into common stock. The Company, in May 2002, received a $25,000 deposit from a company as part of an agreement relating to the development of a new rotapower engine.

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

NOTE E - NOTE PAYABLE MAJORITY SHAREHOLDER

The note payable to the majority shareholder, Dr. Paul S. Moller (Moller) is non-interest bearing, unsecured, and is due on demand. During the year ended June 30, 2001, Moller loaned the Company an additional $71,933, representing the excess proceeds from a re-finance of property owned by Moller. (See Note J) The increase in the balance at June 30, 2002 to $894,983 is due mostly to Dr. Moller selling his personal shares of company common stock to outside investors and remitting the proceeds from sale to the Company in the form of a shareholder loan. During the year ended June 30, 2002, Dr. Moller sold 246,057 shares, at prices ranging from $3.25 to $6.50 per share, generating proceeds of $822,435.

NOTE F - NOTES PAYABLE

Notes payable at June 30, 2000 consisted of short-term borrowings, aggregating $72,331, all due on demand with interest rates ranging from 10% to 20% per annum. During the year ended June 30, 2001, $25,000 of debt was converted into common stock at a conversion price of $4.00 per share. The unpaid balances of $47,331 remain outstanding at June 30, 2001 and June 30, 2002.

During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After the one-year term expires, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share. During the year ended June 30, 2002, $20,000 of these loans, including accrued interest of $2,132, were converted into common stock at $2.50 per share. The balance of $45,750 remains outstanding at June 30, 2002.

During the year ended June 30, 2001, the Company agreed to buy back an individual's stock (6,354 shares) for an aggregate amount of $25,649 and issued a 10% promissory note as consideration. The note balance was paid off in full in August 2001.

In January, 2001, the Company and its then majority owned subsidiary, FM, entered into an agreement with Pelican Ventures LLC, (Pelican), wherein Pelican agreed to provide funds to FM for the development of a diesel powered rotary engine. The total funding was for $500,000. The funding is in the form of a promissory note, with an interest rate of 9%. Interest payments are due monthly. The note is collateralized by substantially all assets of the Company and FM. The original due date of the loan was January 19, 2002. This due date was extended by verbal agreement between the parties on a month-to-month basis.

Upon the successful completion of certain development and manufacturing milestones, which includes the delivery of ten production quality engines within 6 months of the signing of the agreement, and the acceptance of the product by Pelican, the loan balance was to be reduced by $200,000 and the maturity date on the remaining loan balance would be extended by one year. FM delivered one production engine for evaluation to Pelican within the milestone period, and additional development work continued through June 2002. The 10 production engines referred to above have not been delivered.

On June 24, 2002, Pelican notified the Company that it had cancelled the project in which the company's engine was to be used and requested repayment of the $500,000. The Company responded with a claim for reduction of the loan balance because the engine appeared to meet the performance goals and Pelican had approved continued work on the project. If the Company and Pelican cannot resolve the mater through negotiation, either or both parties may seek resolution through arbitration or litigation.

During the year ended June 30 , 2002, the Company borrowed an additional $219,402 from five minority shareholders. At June 30, 2002, $118,000 of these loans remain outstanding.

The following is a summary of the notes payable outstanding by period ending:

                                        June 30,     June 30,    June 30,
                                          2002         2001        2000
                                      ------------ ------------ ------------

   Short-term borrowings                 $ 47,331     $ 47,331     $ 72,331
   Minority Shareholders -
      convertible, 1 year term, 10%        45,750       65,750            -
   Minority Shareholders -
      demand, 10%                         118,000            -            -
   Pelican Ventures                       500,000      500,000            -
   Other                                        -       25,649          301
                                      ------------ ------------ ------------
                                        $ 711,081    $ 638,730     $ 72,632
                                      ============ ============ ============

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

NOTE H - COMMON STOCK TRANSACTIONS

During the year ended June 30 , 2002, the Company sold 157,414 shares of its common stock to outside investors in private sales transactions, raising a total of $879,535. The shares were sold at prices ranging from $2.50 to $6.50 per share. In addition, the Company converted $12,132, representing one customer deposit plus accrued interest, into 2,272 shares of common stock, converted short-term debt of $22,133 into 8,853 shares of common stock, issued 6,029 shares in exchange for commissions of $33,582 owed, and repurchased 11,543 shares for an aggregate total of $61,803.

During the year ended June 30, 2001, the Company sold 256,188 shares of its common stock to outside investors in private sales transactions, raising a total of $1,213,314. Shares were sold at prices ranging from $1.50 to $7.00 per share.

Also during the year ended June 30, 2001, the Company re-purchased 17,422 shares at prices ranging from $1.50 to $4.50 per share for a total of $55,131.

During the year ended June 30, 2001, the Company converted outstanding debt and accrued interest totaling $29,063 into 7,275 shares of common stock and issued 3,670 shares in lieu of salary.

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

There was no ready market for the Company's common stock. Per share prices were determined by the company management at the time of the sale. At June 30, 2002, Dr. Paul S. Moller, the Chairman and CEO of the Company, owns 27,784,453 shares of common stock representing 64.05% of the outstanding common stock. Of that total number, 25,919,909 shares are held in the name of Moller Corporation. Paul Moller is the sole shareholder of Moller Corporation.

NOTE I - LEASE COMMITMENT

The Companies' combined operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller under a five-year operating lease, which commenced November 14, 1997 and expires November 13, 2002. The monthly base rental is $27,165. There is a provision for rent adjustment each month based on the increase in the Consumer Price Index, however the base monthly rental has not been changed since inception. Also charged to rent expense is a monthly interest payment of $10,359 (see Note J). The sum of these figures, $37,524, applied to the facility's 34,500 square feet, gives a monthly rate of $1.09 per square foot. The fair market rental for comparable properties in the same geographic area is $1.25 per square foot. The Company is also liable for property taxes and insurance assessed against the leased property. Rent expense charged to operations under this lease, including property taxes, aggregated $476,987, $455,557 and $394,486 for each of the years ended June 30, 2002, 2001 and 2000, respectively. The minimum rental commitment, including the additional interest obligation as described in Note J remaining on the leased property, is $168,858 for the fiscal year ending June 30, 2003.

NOTE J - RE-FINANCE OF SHAREHOLDER LEASED PROPERTY

In August 2000, Paul S. Moller, the majority shareholder, borrowed $975,000 from a financial institution to refinance the debt on the facility that is leased to the Company. Excess proceeds from that re-finance were loaned to the Company. The Company received $71,933 in funds from this transaction and the amount was reflected as an additional loan payable to Moller. The $975,000 loan is a personal obligation of Moller. It carries an interest rate of 12.75% and is payable interest only monthly from September 1, 2000 through August 1, 2003. The monthly interest payment is $10,359. The note is due in full on August 1, 2003 and is collateralized by deeds of trust and an assignment of rents on the property leased to the Company by Moller. The Company is currently making the interest payments on behalf of Moller and the payment is being recorded as additional rent expense on the books of the Company.

NOTE K - FREEDOM  MOTORS SPIN-OFF

In March, 2001, the Company spun off its subsidiary Freedom Motors. Freedom Motors was formed in 1997 with the purpose of putting the Company's Rotapower engine into volume production for non-aircraft applications. Since the Company's activities are limited to research and development, and since its main focus is on aircraft, management's view was that the long-term interest of both companies would best be served by separating them.

Accordingly, on March 30, 2001, the Company's Board of Directors approved an Agreement and Plan of Reorganization (Agreement) with Freedom Motors, Inc. (FM) and Vertol, Inc. (VI). According to the terms of the Agreement, the Company transferred all of its assets and liabilities (except its MI and VI stock) to VI in exchange for 100% of the VI common stock. Thereafter, the Company's shareholders exchanged (subject to statutory dissenters' rights) all of the outstanding shares of the Company for an identical number of shares of VI common stock and a proportionate number of shares of FM common stock via a distribution from the Company. Subsequently, VI was merged with the Company. The effect of the reorganization is that the FM shares owned by the Company are now instead owned by the Company's shareholders. The reorganization is intended to qualify as a tax-free exchange reorganization pursuant to sections 311, 355 and 368 of the Internal Revenue Code. On April 14, 2001, the Agreement was ratified at a special meeting of the shareholders of the Company, duly noticed and accompanied by a proxy statement. The Company ceased consolidating the results of operations of FM effective March 31, 2001. Net assets transferred to the new FM shareholders aggregated $111,718 and this amount has been reflected as a shareholder distribution in the accompanying consolidated statement of deficit in stockholders' equity. The intercompany receivable balance at the date of the spin-off of $1, 210,248, which includes $500,000 for the Pelican Ventures loan (See Note F), has been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

NOTE L- STOCK OPTIONS

The Company has in effect a 1991 Stock Option Plan that allows for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The total shares available for grant under the plan aggregate 7,500,000 of which 1,096,575 are outstanding at June 30, 2002. This amount excludes 6,000,000 options granted to the Company's founder and CEO, Dr. Paul Moller, which options were granted independently of the plan, and also excludes 2,857,477 in options granted to certain non-employees. The term of granted options shall be a maximum of ten years. Options granted under the Plan generally vest at the rate of 25% per year beginning on December 31st of the option grant year. The option prices for NSO's and ISO's issued to employees who own less than 10% of the outstanding common stock of the Company shall be 85% and 100% of fair market value, respectively. In the case of shareholders who own more than 10% of the Company's common stock, those percentages are adjusted to 100% and 110% of fair market value. Fair market value is determined by the Board of Directors of the Company. Option activity for the years ended June 30, 2002, 2001, and 2000, follows:

                                                                                     Weighted
                                                                                      Average
                                                     Range of                        Exercise
                                     Total        Option Prices         Vested         Price
                                  --------------------------------------------------------------
    Balance at June 30, 1999          8,931,052                                       $1.45
    Vested at June 30, 1999                                              8,901,479    $1.44
            Granted                     773,000    $3.24 to $4.58                     $3.95
            Exercised                         -
            Forfeited                         -
                                  --------------                     --------------

    Balance at June 30, 2000          9,704,052                                       $1.65
    Vested at June 30, 2000                                              9,160,092    $1.51
                                                                     ==============
            Granted                     325,000    $4.54 to $4.58                     $4.55
            Exercised                         -
            Forfeited                  (125,000)   $3.24 to $4.58                     $4.37
                                  --------------                     --------------


    Balance at June 30, 2001          9,904,052                                       $1.71
                                  ==============
    Vested at June 30, 2001                                              9,273,736    $1.54
                                                                     ==============
            Granted                      50,000         $5.50                         $5.50
            Exercised                         -
            Forfeited                         -
                                  --------------                     --------------

    Balance at June 30, 2002          9,954,052                                       $1.73
                                                                                    =======
    Vested at June 30, 2002                                              9,366,970    $1.57
                                                                     ======================


Additional option information for the year ended June 30, 2002, is as follows:

                                                       Weighted
                                                       Average
                                         Weighted     Remaining                    Weighted
                                         Average       Life in                     Average
       Price Range       Outstanding       Price        Years      Exercisable       Price
    ----------------------------------------------------------------------------------------

      $.81 to $1.34          6,319,237    $1.15         6.00           6,319,237    $1.15
     $1.72 to $2.67          2,546,815    $2.15         0.33           2,546,815    $2.15
     $3.24 to $5.50          1,088,000    $4.16         7.42             500,918    $3.96
                       ----------------                          ----------------

                             9,954,052    $1.73                        9,366,970    $1.57
                       =============================             ===========================

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

                                      2002         2001         2000
                                 ------------ ------------ ------------

   Additional compensation cost      $32,323     $102,129      $24,433
   Net loss as reported            2,193,519    1,918,499    1,957,613
                                 ------------ ------------ ------------
   Pro forma net loss             $2,225,842   $2,020,628   $1,982,046
                                 ============ ============ ============
   Pro forma loss per share            $0.05        $0.05        $0.05
                                 ============ ============ ============

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum-value method, including a risk-free interest rate of 6% for the 2001 and 2000 fiscal years and 3% risk-free rate for the 2002 fiscal year, an estimated life of the options of ten years and no dividend rate or volatility on the stock. The weighted average fair value of stock options granted was $.21, $.24 and $.47 in 2000, 2001, and 2002, respectively.

In connection with the spin-off of Freedom Motors, on March 31, 2001 the Company re-priced all outstanding stock options, reducing the option prices by approximately 25%. In accordance with FASB Interpretation No. 44 of Accounting Principles Board Opinion # 25, no additional compensation expense has been recorded.

NOTE M - INCOME TAXES

The Company currently has approximately $22,000,000 in net operating loss (NOLs) carryforwards to offset future federal taxable income. In view of the uncertainty over the Company's ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of approximately $7.5 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance increased by approximately $700,000 for the year ended June 30, 2002. Current IRS regulations limit the ability of a Company to offset net operating loss carryforwards against future federal taxable income when a change in control of the Company, as defined by IRS regulations, has occurred. The Company has not performed any analysis to determine if such a change in control has occurred. Income tax expense for the years presented consists solely of the minimum State franchise tax and is included in other expense in the accompanying statements of operations.

NOTE N - SEC SETTLEMENT

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities laws. The $50,000 fine has been accrued as of June 30, 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

There has been no change in the company's executive officers in the past 12 months.

In accordance with the Company By-Laws, Directors are elected by a majority of the voting shares each October. In early June of this year, two directors retired. Chairman nominated two replacements during the Board of Directors meeting held on 22 June. A notification of the appointment of these "Interim Directors" was mailed to the shareholders on 9 September 2002. The following is a current list of the active and nominated Board of Directors:

   Name                    Current Position
   ----------------------- ------------------------------------------
   Paul S. Moller          President, Chairman of the Board, Director
   Jack G. Allison         Vice President of Administration, Director
   A. Gordon Vette         Far East Liaison, Director
   Robert Davis            Interim Director
   Faulkner White          Interim Director
   Umesh Khimji            Nominee
   Monty Lee               Nominee

Paul Moller, Chairman of the Board--Dr. Moller founded the Company and has served as the company's President since its formation. He holds a Masters in Engineering and Ph.D. from McGill University. Dr. Moller was a professor of Mechanical and Aeronautical Engineering at the University of California, Davis, from 1963 to 1975, where he developed the Aeronautical Engineering program. In 1972 he founded SuperTrapp Industries and was Chief Executive Officer as SuperTrapp became the most recognized international name in high-performance engine silencing systems. SuperTrapp Industries was sold in 1988. In 1983 he founded Moller International to develop powered lift aircraft. Under his direction Moller International completed contracts with NASA, NOSC, DARPA, NRL, Harry Diamond Labs, Hughes Aircraft Company, California Department of Transportation and the U.S. Army, Navy, and Air force. These contracts included the development and deployment of numerous unmanned aerial vehicles and Wankel based engines. Dr. Moller has received 43 patents including the first U.S. patent on a fundamentally new form of powered lift aircraft. In 1980 he developed the Davis Research Park, a 38-acre industrial-research complex within the city of Davis, CA in which Moller International is located.

Jack G. Allison, Vice President of Administration--Mr. Allison joined the company in l986 and has served as the company's secretary and a Director since that time. Mr. Allison serves as the Vice President of Administration that entails extensive interaction with federal and state governmental contracting agencies. Mr. Allison received a B.S. in Business from Oregon State University in 1949. He is a licensed pilot and served in the U.S. Air Force for 27 years, retiring as a Lt. Colonel.

Gordon Vette, Far East Liaison, Director --Mr. Vette has served as a Moller director since 1987. He was a pilot and Flight Instructor for Air New Zealand from 1958 to 1981. From 1982 until the present he has been a founder and director of Aviation Consultants, Inc. During the same period he was an Airline Inspector and Flight Testing Officer with the Ministry of Transport, New Zealand as well as Chief Flying Instructor with Taupo Air Services. Mr. Vette received his MBA (Distinction) from Massey University in 1993 and currently is completing a MA in Psychology from the University of Auckland where he specialized in Human Factors. He is completing his Doctorate of Science from Massey University specializing in Human Factors in relation to Virtual Reality and Intelligence Augmentation and its application to flight and flight simulators and holds an honorary Ph.D. in engineering from Glasgow University.

Robert M. Davis, Interim Director--Mr. Davis is the President & Chief Executive Officer of the California Space Authority Inc., a California non-profit corporation founded to promote use of advanced technology developed and manufactured by California companies in all aspects of Space Enterprise. He is the past President and Chief Executive Officer of Kelly Space & Technology, Inc., an early stage development company involved in private development of Reusable Spaceflight Vehicles designed to place satellies and people in orbit. Prior to heading up Kelly, Mr. Davis was employed by Aerojet General Corporation where he progressed through a number of key executive positions that included strategic business and investment resource planning, strategic mergers & acquisitions, and product line management of a $175M per year line of business. Mr. Davis is a graduate of the Harvard University School of Business Administration's Executive Advanced Management Program, UC Davis Executive Management Program and holds a Bachelor of Science in Aeronautical Engineering from California State Polytechnic College. From 1967 and until his retirement in 1996 as a Captain in the US Naval Reserves, Mr. Davis was serving our country as an active and reserve Naval Officer and Aviator, a capacity in which he logged nearly 3,000 hours in a variety of fixed wing and helicopter aircraft. Mr. Davis was selected for the position of Interim Director earlier this year.

Faulkner White, Interim Director--Mr. White received his B.A. in Psychology (Distinction) with a minor in Computer Science from Dartmouth College in 1972. He has consulted for Apple Computer, Motorola and McDonnell Douglas. In 1995 Mr. White collaborated in the development of a new type of breast biopsy gun for

Biopsys Medical Inc., developing software to track the efficacy of the new design for the FDA, and subsequently for the customers themselves. He is currently developing Customer Relationship Management software for the laser eye surgery and cosmetic surgery markets. Mr. White is also a certified DBA in Oracle database technology.

Umesh Khimji, Nominee--Mr. Khimji is the Chief Executive Officer of the Ajit Khimji Group of Companies, LLC, Muscat in the Sultanate of Oman. He is a member of the Board of Directors for a total of seven companies in the Sultanate of Oman, three companies in France, two in India, one in the United Kingdom and two here in the United States. He has been instrumental in the start up and direction of private and public companies since 1986. Mr. Khimji's experience includes management, public and private finance, investment planning, development and operations. His firms are actively involved in a variety of market segments including travel & tourism, hotels, resorts; commercial and industrial banking, advertising, construction, contract services, computer software and other types of research and development activities. Mr. Khimji holds a Bachelor of Business Administration from University of San Diego, and is fluent in English, French and several Indian languages. He is experienced in working with people with diverse cultural backgrounds. He was selected as a candidate MI Director when his father, Ajit Khimji, resigned from his position on the Board earlier this year.

E. Monty Lee, CFA, Nominee--Mr. Lee is a private investor trading listed equities and commodities for family accounts. Previously, he was an executive officer, portfolio manager and Corporate Secretary for a private investment management firm with clients drawn from major domestic corporations, foundations, and high net-worth individuals. His experience includes senior investment management responsibilities with a large public pension fund and several Fortune 500 industrial companies. Additionally, he has held controllership, treasury and auditing positions. Mr. Lee received his B.S. degree from Golden Gate University and attended the University of California, Berkeley MBA program. He is a licensed private pilot.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past three fiscal years.

                       ---------------------------------------------- --------------------------------------------------
                                                                             Long-term Compensation
                                                                      -----------------------------------
                                   Annual Compensation                                           Payouts
                                                                              Awards               ($)
-------------   ------ ---------------------------------------------- ------------------------- ---------
 Name and                                                             Restricted  Securities
principal                                              Other Annual      Stock      underlying     LTIP     All other
 position        Year         Salary           Bonus    Compensation    Award(s)   options/SARs   payouts   compensation
                               ($)              ($)         ($)           ($)          (#)          ($)
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------
Paul Moller      2002        $160,000(1)         $0          $0           $0            0           $0          $0
President
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------
Jack Allison     2002        $30,000(1)          $0          $0           $0            0           $0          $0
Vice-president
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------
Paul Moller,     2001        $160,000(1)         $0          $0           $0            0           $0          $0
President
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------
Jack Allison     2001        $30,000(1)          $0          $0           $0            0           $0          $0
Vice-president
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------
Paul Moller,     2000        $160,000(1)         $0          $0           $0            0           $0          $0
President
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------
Jack Allison     2000        $50,000(1)          $0          $0           $0            0           $0          $0
Vice-president
-------------   ------ ---------------------- ------- --------------- ---------- -------------- --------- --------------

(1) The entire amount shown is deferred at the election of the Executive, not as part of any plan.


The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities:

Title of          Name and Address          Amount & Nature of      Percent
Class             of Beneficial Owner      Beneficial Ownership     of Class
----------------------------------------------------------------------------

 Common Stock     Paul S. Moller                27,984,453           64.51%
                  9350 Currey Rd
                  Dixon, CA  95620


Paul S. Moller, President, Director and Chairman of the Board of Directors is the sole shareholder of Moller Corp. Moller Corporation holds legal title to 25,919,909 of the shares of Common stock listed above as beneficially owned by Paul S. Moller. Rosa Maria Moller, the spouse of Paul S. Moller, owns 200,000 shares of Common stock which are included in the figure above, although she holds them as separate property in her name alone.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2002 and who are beneficial owners of our securities:

Title of          Name and Address          Amount & Nature of      Percent
Class             of Beneficial Owner      Beneficial Ownership     of Class
----------------------------------------------------------------------------

 Common Stock        Paul S. Moller               27,984,453         64.51%
                     9350 Currey Rd
                     Dixon, CA  95620

 Common Stock        Peter Cunningham                666,133          1.54%
                     82 Rodeo Ave
                     Sausalito, CA94965

 Common Stock        Jack Allison                    269,633          0.62%
                     5947 Jeanie Dr.
                     Sacramento, CA 95842

 Common Stock        Newton Jacobsen                 344,983          0.80%
                     1052 Grayson Rd
                     Pleasant Hill, CA 94523

 Common Stock        A. Gordon Vette                  94,734          0.22%
                     75 Reinga Rd
                     Bay of Islands
                     New Zealand

----------------------------------------------------------------------------

 Common Stock        Officers and Directors       29,359,936         67.68%
                     as a group



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

On 15 July 2002, Moller International submitted a Form 8-K announcing a one-minute flight of the M400 Skycar. This 8-K is identified as 0001097246-02-000146.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOLLER INTERNATIONAL, INC.

  9/26/02                                     By /s/Dr. Paul S. Moller
---------------------                         ---------------------------
Date                                          President, Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Dr. Paul S. Moller        President, Director                  9/26/02
-----------------------


/s/ Peter McFadden            Controller                           9/26/02
-----------------------


/s/ Jack G. Allison           Vice president, Director             9/26/02
-----------------------



/s/ A. Gordon Vette           Director                             9/26/02
-----------------------


/s/ Robert Davis              Interim Director                     9/26/02
-----------------------


/s/ Faulkner White            Interim Director                     9/26/02
-----------------------

                        CERTIFICATION OF PERIODIC REPORT

I, Paul S. Moller, President of Moller International (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

a. The Annual Report on Form 10-K of the Company for the fiscal year ended 30 June 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  Sept. 26, 2002                         /s/ Paul S. Moller
       -------------------                    ------------------------
                                              Paul S. Moller, Ph.D.
                                              President



I, Jack G. Allison, Vice President of Moller International (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

a. The Annual Report on Form 10-K of the Company for the fiscal year ended 30 June 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: Sept. 26, 2002                          /s/ Jack G. Allison
      -------------------                     -----------------------
                                              Jack G. Allison
                                              Vice President



I, Peter McFadden, Controller of Moller International (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

a. The Annual Report on Form 10-K of the Company for the fiscal year ended 30 June 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: Sept. 26, 2002                           /s/ Peter McFadden
      -------------------                      ----------------------
                                               Peter McFadden
                                               Controller