Form 10QSB
period 2001-12-31
MOLLER INTERNATIONAL INC
filed 2002-09-30
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2001
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------


                       Commission File Number: 000-33173

                            Moller International Inc.
         -------------------------------------------------------------
         (Exact name of small business issuer as specified in charter)

              California                                   68-0006075
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


        1222 Research Park Drive, Davis, CA                     95616
    -------------------------------------------------    -----------------
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

Yes                    No
   -------               -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of 31 December 2001, 43,359168 shares of our common stock have been issued and are outstanding. We have not yet issued any preferred shares, and have no current plans to do so.


       Transitional Small Business Disclosure Format (check one):

Yes                        No   X
   -------                   --------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2001, included in the Company's most recent Form 10-SB amendment. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2001 and its results of operations and its cash flows for the six months ended December 31, 2001.

                         MOLLER INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                              PERIODS AS SHOWN

                                                                                              (Unaudited)
                                                                         June 30:             December 31:
                                   ASSETS                          2001            2000            2001
                                                               ------------    ------------    ------------
CURRENT ASSETS
Cash                                                           $    352,989    $    158,911    $      8,706
Accounts receivable                                                   6,583          19,656          53,650
                                                               ------------    ------------    ------------
Total current assets                                                359,572         178,567          62,356

PROPERTY AND EQUIPMENT, net of accumulated depreciation             198,563         384,737         180,490

OTHER ASSETS                                                            458           3,138             458
                                                               ------------    ------------    ------------
Total other assets                                                      458           3,138             458
                                                               ------------    ------------    ------------

                                                               $    558,593    $    566,442    $    243,304
                                                               ============    ============    ============

               LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $     58,536    $     65,170    $    226,779
Accrued expenses                                                     55,852          38,297          33,377
Notes payable - majority shareholder                                124,748          52,815          25,601
Notes payable - minority shareholders                                65,750            --            65,750
Other notes payable                                                 572,980          72,632         547,331
Customer deposits                                                   387,500         387,500         372,500
                                                               ------------    ------------    ------------
Total current liabilities                                         1,265,366         616,414       1,271,338

LONG TERM LIABILITIES
Capitalized leases payable                                            7,650          32,622           6,472
Deferred wages                                                      863,515         673,515         940,746
                                                               ------------    ------------    ------------
Total long term liabilities                                         871,165         706,137         947,218
                                                               ------------    ------------    ------------
Total liabilities                                                 2,136,531       1,322,551       2,218,556

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares,
   no par value, issued and outstanding,
   42,964,598 and 43,214,399 shares at June 30,
   2000 and 2001, respectively, and 43,359,168
   shares at December 31, 2001                                   23,080,185      23,073,638      23,888,119
      Accounts receivable from related party                     (1,210,248)           --        (1,210,248)
Accumulated deficit                                             (23,447,875)    (23,829,747)    (24,653,123)
                                                               ------------    ------------    ------------
Total deficit in stockholders' equity                            (1,577,938)       (756,109)     (1,975,252)
                                                               ------------    ------------    ------------

                                                               $    558,593    $    566,442    $    243,304
                                                               ============    ============    ============

                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                                                     (Unaudited)
                                                  Year Ended June 30:        6 Months Ended December 31:
                                                  2001            2000           2001            2000
                                             ------------    ------------    ------------    ------------
INCOME
Contract revenues                            $     43,704    $      4,378    $     45,909    $     20,204
Miscellaneous                                      19,595          37,249          24,538          20,416
                                             ------------    ------------    ------------    ------------
Total income                                       63,299          41,627          70,447          40,620

EXPENSES
Project labor                                     386,362         413,684         221,081         205,653
Project materials                                  81,515         128,505         105,658          34,938
Project subcontracted services                     85,892         124,134          50,983          50,464
Administrative salaries and wages                 375,786         351,770         208,298         178,016
Other labor                                        31,218          17,204          13,956          15,047
Employee benefits and payroll taxes               128,553         114,384          90,786          47,949
Marketing materials                                 9,404          19,385           5,653           2,995
Office and shop supplies                           21,887          42,645          19,608          11,026
Shipping and postage                               13,301          10,796           9,229           5,256
Telephone                                          12,864          14,984           4,537           8,159
Travel, automotive, meals                          24,233          29,175          10,960           9,486
Legal, accounting, and consulting fees             87,467          30,291          77,773          30,700
Patent expense                                     42,823          61,554          61,838          28,070
Rent expense to majority shareholder              455,557         394,486         251,841         229,375
Utilities                                          36,123          28,955          26,256          20,094
Repairs and maintenance                            12,233          44,192           4,624           3,669
Insurance                                          25,756          15,936          22,787          17,843
Depreciation and amortization expense              87,837         110,789          33,301          54,921
Sales and use taxes                                 8,839          14,361           3,807           5,143
Bank and loan fees                                  2,144          20,767             702             786
Other expenses                                     19,357           9,366          12,416           2,924
                                             ------------    ------------    ------------    ------------
Total expenses                                  1,949,151       1,997,363       1,236,094         962,514
                                             ------------    ------------    ------------    ------------

Loss from operations                           (1,885,852)     (1,955,736)     (1,165,647)       (921,894)
OTHER EXPENSES
       Penalty                                       --              --              --              --
       Interest                                   (26,643)         (1,877)        (39,601)         (9,388)
                                             ------------    ------------    ------------    ------------
                Total other expenses              (26,643)         (1,877)        (39,601)         (9,388)
                                             ------------    ------------    ------------    ------------

NET LOSS                                     $ (1,912,495)   $ (1,957,613)   $ (1,205,248)   $   (931,282)
                                             ============    ============    ============    ============

Loss per common share, basic and diluted     ($      0.04)   ($      0.05)   ($      0.03)   ($      0.02)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     43,046,485      42,194,964      43,331,840      42,031,172
                                             ============    ============    ============    ============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
               PERIOD FROM JULY 1, 1999 THROUGH DECEMBER 31, 2001
      (Data related to the six months ended December 31, 2001 is unaudited)


                                                 Common Stock           Accumulated      Related Party
                                            Shares          Amount          Deficit         Receivable           Total
                                        -------------------------------------------------------------------------------------

Balances at July 1, 1999                    41,862,279     $ 19,671,488    $ (21,872,134)              $ -      $ (2,200,646)

Sales of common stock                          870,541        3,096,338                -                 -         3,096,338
Conversion of debt to common stock              32,839           94,937                -                 -            94,937
Shares received in lieu of salary -
   VP of Administration                        198,939          210,875                -                 -           210,875
Net loss for the year                                -                -       (1,957,613)                -        (1,957,613)
                                        -------------------------------------------------------------------------------------

Balances at June 30, 2000                   42,964,598       23,073,638      (23,829,747)                -          (756,109)

Sales of common stock                          256,188        1,213,314                -                 -         1,213,314
Conversion of debt to common stock               7,275           29,063                -                 -            29,063
Shares received in lieu of salary                3,760           15,138                -                 -            15,138
Shares repurchased from stockholders           (17,422)         (55,131)               -                 -           (55,131)
Spin-off of Freedom Motors                           -       (1,195,837)       2,294,367        (1,210,248)         (111,718)
Net loss for the year                                -                -       (1,912,495)                -        (1,912,495)
                                        -------------------------------------------------------------------------------------

Balances at June 30, 2001                   43,214,399       23,080,185      (23,447,875)       (1,210,248)     $ (1,577,938)

Sales of common stock                          154,040          857,604                                              857,604
Conversion of deposit into common stock          2,272           12,132                -                 -            12,132
Shares repurchased from stockholders           (11,543)         (61,802)               -                 -           (61,802)
Net loss for the six months                          -                -       (1,205,248)                -        (1,205,248)
                                        -------------------------------------------------------------------------------------
Balances at December 31, 2001
                                            43,359,168     $ 23,888,119    $ (24,653,123)     $ (1,210,248)     $ (1,975,252)
                                        =====================================================================================



                 See accompanying notes to financial statements

                   MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        PERIODS AS SHOWN

                                                                                            (Unaudited)
                                                             Year ended June 30:     6 Months Ended December 31:
CASH FLOWS FROM OPERATING ACTIVITIES                         2001           2000         2001           2000
                                                        ------------- -------------- ------------- --------------
Net loss                                                $ (1,912,495)  $ (1,957,613) $ (1,205,248)    $ (931,281)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                 87,826        110,787        26,592         54,921
Stock issued for services                                     15,138              -             -              -
Deferred wages                                               190,000        187,799        77,231         95,000
(Increase) decrease in
Accounts receivable                                           13,073         (6,156)      (47,067)       (23,477)
Increase (decrease) in
Accounts payable                                              (6,634)      (181,337)      168,243        139,989
Customer deposits                                                  -         25,000       (15,000)             -
Accrued expenses                                              21,618       (119,968)      (22,475)        35,924
                                                        ------------- -------------- ------------- --------------
Net cash used in operating activities                     (1,591,474)    (1,941,488)   (1,017,724)      (628,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                                    591,098              -       (13,517)        71,000
      Increase (decrease) in notes payable from officer       71,933       (441,327)      (99,147)       106,754
      Reduction in notes payable and capital leases          (24,972)      (207,550)       (1,178)       (43,823)
Proceeds from sale of common stock                         1,213,314      2,806,646       857,604        341,817
Repurchases of common stock                                  (55,131)             -       (61,802)             -
                                                        ------------- -------------- ------------- --------------
Net cash provided by financing activities                  1,796,242      2,157,769       681,960        475,748
                                                        ------------- -------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Freedom Motors spin-off                                   (127)             -             -              -
Purchase of equipment                                        (10,563)       (70,339)       (8,519)        (2,248)
                                                        ------------- -------------- ------------- --------------
Net cash used in  investing activities                       (10,690)       (70,339)       (8,519)        (2,248)
                                                        ------------- -------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                              194,078        145,942      (344,283)      (155,424)

CASH, BEGINNING OF PERIOD                                    158,911         12,969       352,989      $ 158,911
                                                        ------------- -------------- ------------- --------------

CASH, END OF PERIOD                                        $ 352,989      $ 158,911       $ 8,706        $ 3,487
                                                        ============= ============== ============= ==============

Cash paid during the period for:
   Interest                                                 $ 26,643       $ 21,716      $ 30,201        $ 9,388
                                                        ============= ============== ============= ==============
   Income taxes                                              $ 3,200          $ 800         $ 800          $ 800
                                                        ============= ============== ============= ==============



                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                (Data related to December 31, 2001 is unaudited)

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company) (MI), consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics International (AI). For the year ended June 30, 2000, the Company consolidated the accounts of its majority owned subsidiary, Freedom Motors Inc., (FM), a development stage enterprise. FM was spun off to the shareholders of the company in March 2001, and the company ceased consolidating its results of operations with FM from that date forward. (See Note K)

The spin-off of FM was not accounted for as discontinued operations as the amounts of discontinued operations, both on an actual and per share basis, were immaterial to the consolidated statements of operations and loss per share calculations for all periods presented prior to the spin-off.

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 59.78% of the outstanding common stock of the Company at December 31, 2001. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an antidilutive effect on LPS due to the net losses incurred. At June 30, 2001, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be antidilutive approximated 9,922,300 shares.

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

Property and equipment consist of the following at

                                              June 30:               Dec 31
                                         2001           2000           2001
                                     -----------    -----------    -----------

Production and R&D Equipment         $   388,860    $   584,455        393,758
Computer equipment and software          411,646        489,692        415,266
Furniture and fixtures                    74,649         72,680         74,650
                                     -----------    -----------    -----------
                                         875,155      1,146,827        883,674
   Less accumulated depreciation        (676,592)      (762,090)      (703,184)
                                     -----------    -----------    -----------

                                     $   198,563    $   384,737    $   180,490
                                     ===========    ===========    ===========

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

The company performs contract services for its former subsidiary, Freedom Motors. In accordance with the Technology Development and License Agreement between Moller International and Freedom Motors dated October 28, 1999, the Company provides Freedom Motors the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company is no longer recording any revenue recognition entries related to these transactions with FM since all appropriate revenue recognition criteria have not been met. For the period from April 1, 2001 to June 30, 2001,contract services billed to FM totaled $185,695. For the six months ended December 31, 2001, contract services billed to FM totaled $290,904.

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

NOTE C - CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, at $5,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request. During the six months ended December 31, 2001, two individuals requested and received a return of their deposits and one individual converted their deposit into common stock.

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

NOTE E - NOTE PAYABLE MAJORITY SHAREHOLDER
The note payable to the majority shareholder, Dr. Paul S. Moller (Moller) is non-interesting bearing, unsecured, and is due on demand. During the year ended June 30, 2001, Moller loaned the Company an additional $71,933, representing the excess proceeds from a re-finance of property owned by Moller. (See Note J).

NOTE F - NOTES PAYABLE
Notes payable at June 30, 2000 consisted of short-term borrowings, aggregating $72,331, all due on demand with interest rates ranging from 10% to 20% per annum. During the year ended June 30, 2001, $25,000 of debt was converted into common stock at a conversion price of $4.00 per share. The unpaid balances of $47,331 remain outstanding at June 30, 2001 and December 31, 2001. During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After the one-year term expires, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share.

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

The following is a summary of the notes payable outstanding by period ending:

                                              June 30,  June 30,  Dec. 31,
                                                2001      2000      2001
                                             ---------  -------- ---------

       Short-term borrowings                   47,331    72,331    47,331
       Minority Shareholders -
          convertible, 1 year term, 10%        65,750      --      65,750
       Minority Shareholders -
          demand, 10%                         -------   -------   -------
       Pelican Ventures                       500,000      --     500,000
       Other                                   25,649       301      --
                                              -------   -------   -------
                                              638,730    72,632   613,081
                                              =======   =======   =======


NOTE G- TECHNOLOGY AND LICENSE DEVELOPMENT AGREEMENT

On October 28, 1999, Freedom Motors and Moller International entered into a Technology Development and License Agreement (the Agreement). FM issued 7,000,000 shares of its Common Stock to MI in exchange for the right, title and interest to certain Tangible Assets and Products, as defined in the Agreement, relating to the manufacture of certain rotary engines. In addition, MI granted FM an exclusive license to use certain rotary engine related intellectual property of MI, for all uses except for those as defined in the Agreement. The Agreement also called for MI to perform research and development services on behalf of FM relating to the product development of MI's Model 530cc single rotor engine and for MI to be compensated for such services at cost rates defined in the Agreement. FM granted MI a royalty of 5% of net revenues received from the sale of products developed pursuant to this Agreement. The initial term of this royalty arrangement shall mean the period during which the products are covered by a valid, unexpired patent. The royalty period will extend beyond this period for an additional five years but the royalty percentage shall be reduced to 2% of net revenues received.

NOTE H - COMMON STOCK TRANSACTIONS

During the six months ended December 31, 2001, the Company sold 154,040 shares of its common stock to outside investors in private sales transactions, raising a total of $857,604. The shares were sold at prices ranging from $2.50 to $6.50 per share. In addition, the Company converted $12,132, representing one customer deposit plus accrued interest, into 2,272 shares of common stock, and repurchased 11,543 shares for an aggregate total of $61,802.

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

There is no ready market for the Company's common stock. Per share prices were determined by the company management at the time of the sale. At December 31, 2001, Dr. Paul S. Moller, the Chairman and CEO of the Company, owned 28,030,510 shares of common stock representing 64.65% of the outstanding common stock. Of that total number, 25,919,909 shares are held in the name of Moller Corporation. Paul Moller is the sole shareholder of Moller Corporation.

NOTE I - LEASE COMMITMENT

The Companies' combined operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller under a five-year operating lease, which commenced November 14, 1997 and expires November 13, 2002. The monthly base rental is $27,165. There is a provision for rent adjustment each month based on the increase in the Consumer Price Index, however the base monthly rental has not been changed since inception. Also charged to rent expense is a monthly interest payment of $10,359 (see Note J). The sum of these figures, $37,524, applied to the facility's 34,500 square feet, gives a monthly rate of $1.09 per square foot. The fair market rental for comparable properties in the same geographic area is $1.25 per square foot. The Company is also liable for property taxes and insurance assessed against the leased property. Rent expense charged to operations under this lease, including property taxes, aggregated $455,557, $394,486 and $251,841 for each of the years ended June 30, 2001 and 2000 and the six months ended December 31, 2001, respectively. The minimum rental commitment, including the additional interest obligation as described in Note J remaining on the leased property, is $168,858 for the fiscal year ending June 30, 2003.

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

                                                                                            Weighted
                                                                                             Average
                                                            Range of                        Exercise
                                            Total        Option Prices         Vested         Price
                                       ----------------------------------------------------------------
   Balance at June 30, 1999                  8,931,052                                       $1.45
   Vested at June 30, 1999                                                      8,901,479    $1.44
                    Granted                    773,000    $3.24 to $4.58                     $3.95
                    Exercised                        -
                    Forfeited                        -
                                       ----------------                   ----------------

   Balance at June 30, 2000                  9,704,052                                       $1.65
   Vested at June 30, 2000                                                      9,160,092    $1.51
                                                                          ================
                    Granted                    325,000    $4.54 to $4.58                     $4.55
                    Exercised                        -
                    Forfeited                 (125,000)   $3.24 to $4.58                     $4.37
                                       ---------------------------------------------------


   Balance at June 30, 2001                  9,904,052                                       $1.71
                                       ================
   Vested at June 30, 2001                                                      9,273,736    $1.54
                                                                          ================
                    Granted                     50,000       $5.50                           $5.50
                    Exercised                        -
                    Forfeited                        -
                                       ----------------                   ----------------

   Balance at June 30, 2002                  9,954,052                                       $1.73
                                       ================                                   =============
                                                                                          =============
   Vested at June 30, 2002                                                      9,366,970    $1.57
                                                                          =============================

Additional option information for the year ended June 30, 2002, is as follows:

                                                     Weighted
                                                     Average
                                       Weighted     Remaining                    Weighted
                                       Average       Life in                     Average
     Price Range       Outstanding       Price        Years      Exercisable     Price
  -----------------------------------------------------------------------------------------

    $.81 to $1.34          6,319,237    $1.15         6.00          6,319,237    $1.15
   $1.72 to $2.67          2,546,815    $2.15         0.33          2,546,815    $2.15
   $3.24 to $5.50          1,088,000    $4.16         7.42            500,918    $3.96
                     ----------------                          ---------------

                           9,954,052    $1.73                       9,366,970    $1.57
                     =============================             ============================



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

                                        2002         2001         2000
                                  ----------   ----------   ----------

   Additional compensation cost   $   32,323   $  102,129   $   24,433
   Net loss as reported            2,193,519    1,918,499    1,957,613
                                  ----------   ----------   ----------
   Pro forma net loss             $2,225,842   $2,020,628   $1,982,046
                                  ==========   ==========   ==========
   Pro forma loss per share       $     0.05   $     0.05   $     0.05
                                  ==========   ==========   ==========


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

None.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                  MOLLER INTERNATIONAL INC.
                                         (Registrant)



 September 27, 2002               /s/  Paul S. Moller
 -------------------              --------------------------
 Date                               President and Director

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


Date:  Sept. 27, 2002                         /s/ Paul S. Moller
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


Date: Sept. 27, 2002                          /s/ Jack G. Allison
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


Date: Sept. 27, 2002                           /s/ Peter McFadden
      -------------------                      ----------------------
                                               Peter McFadden
                                               Controller