Form 10QSB
period 2002-09-30
MOLLER INTERNATIONAL INC
filed 2002-12-11
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002
                               ---------------------

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

Yes    X                No
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

Yes                    No
    -------               -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 43,480,824 shares of our common stock have been issued and are outstanding.


       Transitional Small Business Disclosure Format (check one):

Yes                        No             X
       ------------                 -------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2002 and its results of operations and its cash flows for the three months ended September 30, 2002 and 2001.

                         MOLLER INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                             September 30, 2002



                                   ASSETS              (Unaudited)
                                                     ---------------
CURRENT ASSETS
Cash                                                  $      23,925
Accounts receivable                                          77,293
                                                     ---------------
Total current assets                                        101,218

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation                          141,768

OTHER ASSETS                                                    458
                                                     ---------------
Total other assets                                              458
                                                     ---------------
                                                      $     243,444
                                                     ===============

      LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                      $     235,060
Accrued expenses                                            119,094
Notes payable - majority shareholder                        895,002
Notes payable - minority shareholders                        92,250
Other notes payable                                         547,331
Customer deposits                                           397,500
                                                     ---------------
Total current liabilities                                 2,286,237

LONG TERM LIABILITIES
Capitalized leases payable                                    4,355
Deferred wages                                            1,083,246
                                                     ---------------
Total long term liabilities                               1,087,601
                                                     ---------------
Total liabilities                                         3,373,838

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
   no par value, issued and outstanding,
   43,480,824 shares at September 30, 2002               24,195,842
      Accounts receivable from related party             (1,185,645)
Accumulated deficit                                     (26,140,591)
                                                     ---------------
Total deficit in stockholders' equity                    (3,130,394)
                                                     ---------------
                                                      $     243,444
                                                     ===============


                 See accompanying notes to financial statements

               MOLLER INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    PERIODS AS SHOWN
                                                      (Unaudited)
                                              3 Months Ended September 30:
                                                  2002           2001
                                             -------------- --------------
INCOME
Contract revenues                                 $ 94,185            $ -
Miscellaneous                                        4,142         18,105
                                             -------------- --------------
Total income                                        98,327         18,105

EXPENSES
Project labor                                      124,531         96,121
Project materials                                   43,535         28,843
Project subcontracted services                      34,892         20,465
Administrative salaries and wages                   81,316         94,601
Other labor                                          8,172          5,149
Employee benefits and payroll taxes                 45,723         33,392
Marketing materials                                  8,857          6,708
Office and shop supplies                             8,523         13,678
Shipping and postage                                 7,399          3,052
Telephone                                            2,379          1,993
Travel, automotive, meals                            8,879          5,206
Legal, accounting, and consulting fees              44,105         31,203
Patent expense                                       6,635         32,233
Rent expense to majority shareholder               112,573        112,573
Utilities                                           13,608         13,641
Repairs and maintenance                              1,488          2,457
Insurance                                           13,772         19,234
Depreciation and amortization expense               17,145         16,650
Property, sales and use taxes                        4,427          4,355
Bank and loan fees                                     363            542
Other expenses                                       3,004         11,218
                                             -------------- --------------
Total expenses                                     591,326        553,314
                                             -------------- --------------

Loss from operations                              (492,999)      (535,209)

OTHER EXPENSES
       Interest                                     (6,198)       (24,855)
                                             -------------- ---------------
                Total other expenses                (6,198)       (24,855)
                                             -------------- ---------------

NET LOSS                                        $ (499,197)    $ (560,064)
                                             ============== ==============

Loss per common share, basic and diluted            ($0.01)        ($0.01)
                                             ============== ==============

Weighted average common shares outstanding      43,472,025     43,326,269
                                             ============== ==============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                 Three Months Ended
                                                                    September 30,
                                                                 2002          2001
                                                             ------------- -------------
                                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $   (499,197) $   (560,064)
  Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                    17,145        16,650
  Stock issued for services                                             -             -
  Deferred wages                                                   47,500        47,500
  Increase (decrease) in
  Accounts receivable                                              16,427          (670)
  Increase (decrease) in
  Accounts payable                                                 55,355       (34,090)
  Customer deposits                                                     -        (2,868)
  Accrued expenses                                                 26,131       (34,240)
                                                             ------------- -------------
  Net cash used in operating activities                          (336,639)     (567,782)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase  in notes payable - third parties                            -        40,101
  Increase (decrease) in notes payable - related parties           36,500       (65,750)
  Increase (decrease) in notes payable from officer                    19       (99,737)
  Reduction in notes payable and capital leases                      (876)         (576)
  Proceeds from sale of common stock and exercise of options      122,078       790,108
  Repurchases of common stock                                           -       (50,000)
                                                             ------------- -------------
  Net cash provided by financing activities                       157,721       614,146
                                                             ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                            (3,559)      (13,288)
                                                             ------------- -------------
  Net cash used in  investing activities                           (3,559)      (13,288)
                                                             ------------- -------------

NET INCREASE (DECREASE) IN CASH                                  (182,477)       33,076

CASH, BEGINNING OF PERIOD                                    $    206,402  $    352,989
                                                             ------------- -------------

CASH, END OF PERIOD                                          $     23,925  $    386,065
                                                             ============= =============

Cash paid during the period for:
  Interest                                                   $      6,966  $     24,855
                                                             ============= =============
  Income taxes                                               $          -  $          -
                                                             ============= =============


                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001
                                   (Unaudited)

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

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 59.61% of the outstanding common stock of the Company at September 30, 2002. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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



Property and equipment consist of the following at

                                                         Sept 30
                                                           2002
                                                    --------------

      Production and R&D equipment                   $    393,758
      Computer equipment and software                     417,917
      Furniture and fixtures                               75,951
                                                    --------------
                                                          887,626
       Less accumulated depreciation                     (745,858)
                                                    --------------

                                                     $    141,768
                                                    ==============

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

The company performs contract services for its former subsidiary, Freedom Motors. In accordance with the Technology Development and License Agreement between Moller International and Freedom Motors dated October 28, 1999, the Company provides Freedom Motors the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company is no longer recording any revenue recognition entries related to these transactions with FM since all appropriate revenue recognition criteria have not been met. For the period from April 1, 2001 to June 30, 2001, contract services billed to FM totaled $185,695. For the year ended June 30, 2002 and the three months ended September 30, 2002, contract services billed to FM totaled $548,906 and $135,000 respectively.

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

The exercise period was subsequently extended to be not more than 45 days after the commencement of trading of Moller International common shares on the NASDAQ OTC-BB, should that occur. The exercise price of these options is substantially below the recent selling price of the company's common stock. There is no assurance that management's efforts in this area will be successful in whole or in part. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, at $5,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request. During the year ended June 30, 2002, two individuals requested and received a return of their deposits and one individual converted his deposit into common stock. In May 2002 the Company received a $25,000 deposit from a company as part of an agreement relating to the development of a new Rotapower engine.

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

NOTE F - NOTES PAYABLE

Notes payable at September 30, 2002 include short-term borrowings aggregating $47,331, all due on demand with interest rates ranging from 10% to 20% per annum. During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After expiration of the one-year term, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share. During the year ended June 30, 2002, $20,000 of these loans, including accrued interest of $2,132, was converted into common stock at $2.50 per share. The balance of $45,750 remains outstanding at June 30, 2002 and September 30, 2002.

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

During the year ended June 30, 2002, the Company borrowed an additional $219,402 from five minority shareholders. At June 30, 2002, the balance outstanding of these loans was $118,000. During the three months ended September 30, 2002, $100,000, plus accrued interest of $1,500, was used to exercise stock options at an exercise price of $2.03 per share. In addition, $6,500 was converted to common stock at a conversion price of $6.50 per share, leaving the outstanding balance for these loans at $11,500 as of September 30, 2002.

In August 2002, the Company received a 30-day loan of $35,000 carrying an interest rate of 6%. The loan is secured with 10,000 shares of common stock.


 The following is a summary of the notes payable outstanding at September 30, 2002:
                                                Sept 30
                                                  2002
                                             -------------

      Short-term borrowings                    $   47,331
      Minority Shareholders -
         convertible, 1 yr term, 10%               45,750
      Minority Shareholders -
         demand, 10%                               11,500
      Pelican Ventures                            500,000
      Other                                        35,000
                                             -------------

                                               $  639,581
                                             =============




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

NOTE H - COMMON STOCK TRANSACTIONS

During the three months ended September 30, 2002, the Company conditionally agreed to sell 7,400 shares of its common stock to an outside investor at a price of $5.47 per share for $40,000 in cash and $478 in services rendered to the Company. The transaction was recorded as a sale of stock upon receipt of the funds, although to date the shares have not been issued to the investor. The Company also converted a short-term loan of $6,500 to 1,000 shares of common stock at a price of $6.50 per share. During the quarter, 45,000 stock options were exercised for cash, 15,000 at an exercise price of $3.82 per share and 30,000 at an exercise price of $0.81 per share, raising a total of $81,600. In addition, 50,000 options were exercised through the conversion of a loan of $100,000 plus $1,500 in accrued interest, at an exercise price of $2.03 per share.

At September 30, 2002, Dr. Paul S. Moller, the Chairman and CEO of the Company, owned 27,678,296 shares of common stock representing 63.66% of the outstanding common stock. Of that total number, 25,919,909 shares are held in the name of Moller Corporation. Paul Moller is the sole shareholder of Moller Corporation.

NOTE I - LEASE COMMITMENT

The Companies' combined operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller under a five-year operating lease, which commenced November 14, 1997 and expires November 13, 2002. The monthly base rental is $27,165. There is a provision for rent adjustment each month based on the increase in the Consumer Price Index, however the base monthly rental has not been changed since inception. Also charged to rent expense is a monthly interest payment of $10,359. The sum of these figures, $37,524, applied to the facility's 34,500 square feet, gives a monthly rate of $1.09 per square foot. The fair market rental for comparable properties in the same geographic area is $1.25 per square foot. The Company is also liable for property taxes and insurance assessed against the leased property. Rent expense charged to operations under this lease, including property taxes, aggregated $112,573 for each of the three months ended September 30, 2002, and 2001, respectively. The minimum rental commitment, including the additional interest obligation as described in Note J remaining on the leased property, is $168,858 for the fiscal year ending June 30, 2003.


NOTE J- STOCK OPTIONS

The Company has in effect a 1991 Stock Option Plan that allows for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The total shares available for grant under the plan aggregate 7,500,000 of which 1,096,575 are outstanding at June 30, 2002. This amount excludes 6,000,000 options granted to the Company's founder and CEO, Dr. Paul Moller, which options were granted independently of the plan, and also excludes 2,857,477 in options granted to certain non-employees. The term of granted options shall be a maximum of ten years. Options granted under the Plan generally vest at the rate of 25% per year beginning on December 31st of the option grant year. The option prices for NSO's and ISO's issued to employees who own less than 10% of the outstanding common stock of the Company shall be 85% and 100% of fair market value, respectively. In the case of shareholders who own more than 10% of the Company's common stock, those percentages are adjusted to 100% and 110% of fair market value. Fair market value was determined by the Board of Directors of the Company. Option activity for the years ended June 30, 2002, 2001, and 2000, follows:

                                                                                            Weighted
                                                                                             Average
                                                            Range of                        Exercise
                                            Total        Option Prices         Vested         Price
                                       ----------------------------------------------------------------
 Balance at June 30, 1999                    8,931,052                                       $1.45
 Vested at June 30, 1999                                                        8,901,479    $1.44
                    Granted                    773,000    $3.24 to $4.58                     $3.95
                    Exercised                        -
                    Forfeited                        -
                                          -------------                      -------------

 Balance at June 30, 2000                    9,704,052                                       $1.65
 Vested at June 30, 2000                                                        9,160,092    $1.51
                                                                             =============
                    Granted                    325,000     $4.54 to $4.58                    $4.55
                    Exercised                        -
                    Forfeited                 (125,000)    $3.24 to $4.58                    $4.37
                                          -------------                      -------------


 Balance at June 30, 2001                    9,904,052                                       $1.71
                                          =============
 Vested at June 30, 2001                                                        9,273,736    $1.54
                                                                             =============
                    Granted                     50,000         $5.50                         $5.50
                    Exercised                        -
                    Forfeited                        -
                                          -------------                      -------------

 Balance at June 30, 2002                    9,954,052                                       $1.73
                                          =============                                    =========
 Vested at June 30, 2002                                                        9,366,970    $1.57
                                                                             ============= =========

Additional option information for the year ended June 30, 2002, is as follows:

                                                    Weighted
                                                     Average
                                       Weighted     Remaining                    Weighted
                                       Average       Life in                      Average
     Price Range       Outstanding       Price        Years      Exercisable       Price
--------------------------------------------------------------------------------------------

    $.81 to $1.34          6,319,237    $1.15         6.00           6,319,237     $1.15
   $1.72 to $2.67          2,546,815    $2.15         0.33           2,546,815     $2.15
   $3.24 to $5.50          1,088,000    $4.16         7.42             500,918     $3.96
                       --------------                            --------------

                           9,954,052    $1.73                        9,366,970     $1.57
                       ========================                  ========================


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

                                     2002             2001            2000
                                  ---------------------------------------------

 Additional compensation cost         $32,323         $102,129         $24,433
 Net loss as reported               2,193,519        1,918,499       1,957,613
                                  ---------------------------------------------
 Pro forma net loss                $2,225,842       $2,020,628      $1,982,046

                                  =============================================
 Pro forma loss per share               $0.05            $0.05           $0.05
                                  =============================================


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

NOTE K - INCOME TAXES

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

NOTE L - SEC SETTLEMENT

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended September 30, 2002 vs. September 30, 2001

The Company's net loss for the three months ended September 30, 2002 was $499,197 or $(.01) loss per share, as compared to a net loss of $560,064 or $(.01) loss per per share for the three months ended September 30, 2001. The current quarter loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. The only significant difference in operations between the two interim periods was the receipt of $94,185 in contract revenues from a government-related contract to develop the Company's Aerobot vehicle for a specialized application, during the three months ended September 30, 2002. The total value of the contract was $322,000 and the Company had recognized 96% of the contract revenues as of September 30, 2002. The period's operations were primarily funded from cash reserves at June 30, 2002, sales of stock that generated $122,000 in proceeds, and short-term borrowings of $35,000. Staffing levels remained relatively constant, as did costs for general and administrative functions.

On July 12, 2002, the Company completed successful hover flight of the M400 Skycar. Completion of this test flight triggered the option exercise period for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, with the exercise period ending on October 10, 2002. Subsequently, we have extended the exercise date to a period ending 45 days after Moller International's stock has begun trading on the NASDAQ OTC-BB, should that event occur. The exercise price of these options is substantially below the recent selling price of the company's common stock. There is no assurance that the holders will exercise all or any portion of such options over and above those exercised during the quarter ended September 30, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Lift-off options exercised during this quarter were 30,000 options exercised for cash at a strike price of $0.81 per share, raising $24,300, and 50,000 options exercised through the conversion of a loan of $100,000 plus $1,500 in accrued interest, at a strike price of $2.03 per share.

On August 21, 2002 we were informed that the Washington D.C. office of the Securities and Exchange Commission had no further comments on our Form 10-SB filing as amended.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

In August, 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities laws. The Settlement Agreement does not become final until approved and signed by the SEC Enforcement Division in Washington, D.C.

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

Moller International was recently issued a new U.S. patent (see 6,450,445 below). The following is a current listing of all U.S. and Foreign Patents:

Domestic Patents

Number               Description                   Country         Year Issued

0,292,195         Air vehicle                    U.S.A.                1987
4,795,111         Robotic air vehicle            U.S.A.                1989
0,312,068         VTOL aircraft                  U.S.A.                1990
5,115,996         VTOL aircraft                  U.S.A.                1992
5,413,877         Rotary engine coating          U.S.A.                1995
6,164,942         Rotary engine cooling          U.S.A.                2000
6,325,603 B1      Charge cooled rotary           U.S.A.                2001
6,450,445 B1      Stabilizing robotic vehicles   U.S.A.                2002

Foreign Patents

1,264,714         Robotic air vehicle            Canada                1990
  105,073         VTOL aircraft                  Australia             1989
   63,994         VTOL aircraft                  Canada                1989
   22,192         VTOL aircraft                  New Zealand           1989
1,054,212         VTOL aircraft                  United Kingdom        1988
  266,288         VTOL aircraft                  France                1989
M880,250.1        VTOL aircraft                  Germany               1988
2.075,043-0       VTOL aircraft                  Canada                1992
  636,273         VTOL aircraft                  Australia             1993
  880,318         VTOL aircraft                  Japan                 1993
  0513245         VTOL aircraft                  Europe                1996
  4653/95         Rotary engine coating          Korea                 1995
  472,696         Air vehicle                    U.S.A.                1990


         Applications Pending

   --   Rotary engine lubrication       U.S.A.         Patent pending
   --   Improved Skycar                 U.S.A.         Patent pending
                                                         Application in progress

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

On 15 July 2002, Moller International submitted a Form 8-K announcing a one-minute flight of the M400 Skycar. This 8-K is identified as 0001097246-02-000146.

Exhibit No.         Description
-----------         -----------

   3.1 Articles of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)

   3.2 By-laws of the Company (previously filed as Exhibit 3.2 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)



                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MOLLER INTERNATIONAL, INC.

December 11, 2002                              /s/ Paul S. Moller
----------------                              ---------------------------
    Date                                      President, Director

                                 CERTIFICATIONS
                                 --------------


I, Paul Moller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Moller International, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002

/s/ Paul S. Moller
--------------------------
President and CEO

I, Peter McFadden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Moller International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002

/s/ Peter McFadden
--------------------------
Chief Financial Officer