Form 10QSB
period 2002-12-31
MOLLER INTERNATIONAL INC
filed 2003-02-14
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2002
                               ---------------------

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

Yes                    No
    -------               -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 43,592,272 shares of our common stock have been issued and are outstanding as of February 13, 2003.


       Transitional Small Business Disclosure Format (check one):

Yes                        No             X
       ------------                 -------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2002 and its results of operations and its cash flows for the six months ended December 31, 2002 and 2001.

                          MOLLER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                              December 31, 2002
                                  (Unaudited)


                                    ASSETS
                                                   -------------
CURRENT ASSETS
Cash                                               $     14,037
Accounts receivable                                      33,998
                                                   -------------
Total current assets                                     48,035

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation                      124,282

OTHER ASSETS                                                458
                                                   -------------
Total other assets                                          458
                                                   -------------
                                                   $    172,775
                                                   =============

            LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   $    309,219
Accrued expenses                                        168,097
Notes payable - majority shareholder                  1,019,784
Notes payable - minority shareholders                   102,250
Other notes payable                                     547,331
Customer deposits                                       402,500
                                                   -------------
Total current liabilities                             2,549,181

LONG TERM LIABILITIES
Capitalized leases payable                                3,630
Deferred wages                                        1,107,209
                                                   -------------
Total long term liabilities                           1,110,839
                                                   -------------
Total liabilities                                     3,660,020

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
  no par value, 43,592,272 shares outstanding
  at December 31, 2002                               24,425,902

Accounts receivable from related party               (1,181,688)
Accumulated deficit                                 (26,731,459)
                                                   -------------
Total deficit in stockholders' equity                (3,487,245)
                                                   -------------
                                                   $    172,775
                                                   =============

See accompanying notes to financial statements

                          MOLLER INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               PERIODS AS SHOWN

                                                           (Unaudited)
                                                   6 Months Ended December 31:
                                                        2002          2001
                                                    ------------ ------------
INCOME
Contract revenues                                   $   107,947  $    45,909
Miscellaneous                                            12,274       24,538
                                                    ------------ ------------
Total income                                            120,221       70,447

EXPENSES
Project labor                                           258,542      221,081
Project materials                                        85,710      105,658
Project subcontracted services                           65,878       50,983
Administrative salaries and wages                       173,382      208,298
Other labor                                              19,492       13,956
Employee benefits and payroll taxes                      96,842       90,786
Marketing materials                                      13,298        5,653
Office and shop supplies                                 18,017       19,608
Shipping and postage                                     13,660        9,229
Telephone                                                 4,756        4,537
Travel, automotive, meals                                18,472       10,960
Legal, accounting, and consulting fees                   60,033       77,773
Patent expense                                           13,138       61,838
Rent expense to majority shareholder                    252,869      251,841
Utilities                                                25,343       26,256
Repairs and maintenance                                   2,043        4,624
Insurance                                                21,157       22,787
Depreciation and amortization expense                    34,289       26,592
Property, sales and use taxes                             4,427        3,807
Bank and loan fees                                        1,007          702
Other expenses                                           15,271       19,125
                                                    ------------ ------------
Total expenses                                        1,197,626    1,236,094
                                                    ------------ ------------

Loss from operations                                 (1,077,405)  (1,165,647)

OTHER EXPENSES
       Interest                                         (12,660)     (39,601)
                                                    ------------ -------------
                Total other expenses                    (12,660)     (39,601)
                                                    ------------ -------------

NET LOSS                                            $(1,090,065) $(1,205,248)
                                                    ============ ============

Loss per common share, basic and diluted                 ($0.03)      ($0.03)
                                                    ============ ============

Weighted average common shares outstanding           43,555,793   43,331,840
                                                    ============ ============

                 See accompanying notes to financial statements

                   MOLLER INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        PERIODS AS SHOWN

                                                                        Unaudited
                                                                   Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                            12/31/2002    12/31/2001
                                                              ------------- -------------
Net loss                                                      $ (1,090,065) $ (1,205,248)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                       34,289        26,592
Stock issued for services                                              478             -
Deferred wages                                                      71,463        77,231
Increase (decrease) in
Accounts receivable                                                 63,679       (47,067)
Increase (decrease) in
Accounts payable                                                   129,514       168,243
Customer deposits                                                    5,000       (15,000)
Accrued expenses                                                    75,134       (22,475)
                                                              ------------- -------------
Net cash used in operating activities                             (710,508)   (1,017,724)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in notes payable - related parties        81,700       (13,517)
      Increase (decrease) in notes payable from officer            124,801       (99,147)
      Reduction in notes payable and capital leases                 (1,601)       (1,178)
Proceeds from sale of common stock and exercise of options         316,460       857,604
Repurchases of common stock                                              -       (61,802)
                                                              ------------- -------------
Net cash provided by financing activities                          521,360       681,960
                                                              ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                               (3,217)       (8,519)
                                                              ------------- -------------
Net cash used in  investing activities                        $     (3,217) $     (8,519)
                                                              ------------- -------------

NET (DECREASE) IN CASH                                        $   (192,365) $   (344,283)
CASH, BEGINNING OF PERIOD                                          206,402       352,989
                                                              ------------- -------------
CASH, END OF PERIOD                                           $     14,037  $      8,706
                                                              ============= =============
Cash paid during the period for:
   Interest                                                   $      6,848  $     30,201
                                                              ============= =============
   Income taxes                                               $        800  $        800
                                                              ============= =============

NON-CASH INVESTING AND FINANICNG ACTIVITIES

During the six months ended December 31, 2002, the Company converted $41,700 in debt into common stock by issuing 11,000 shares. Also, during the same time period, $101,500 of related party debt was converted into common stock through the exercise of 50,000 options to purchase common stock.

                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 AND 2001
                                   (Unaudited)

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

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 20,919,909 shares of MI, representing 47.99% of the outstanding common stock of the Company at December 31, 2002. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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


Property and equipment consist of the following at

                                            December 31
                                                2002
                                         --------------

 Production and R&D equipment             $    393,758
 Computer equipment and software               417,876
 Furniture and fixtures                         75,651
                                         --------------
                                               887,285
  Less accumulated depreciation               (763,003)
                                         --------------

                                          $    124,282
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

The company performs contract services for its former subsidiary, Freedom Motors. In accordance with the Technology Development and License Agreement between Moller International and Freedom Motors dated October 28, 1999, the Company provides Freedom Motors the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company is no longer recording any revenue recognition entries related to these transactions with FM since all appropriate revenue recognition criteria have not been met. For the period from April 1, 2001 to June 30, 2001, contract services billed to FM totaled $185,695. For the year ended June 30, 2002, contract services billed to FM totaled $548,906, and estimated billing for the six months ended December 31, 2002 is $270,000.

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

NOTE F - NOTES PAYABLE
Notes payable at December 31, 2002 include short-term borrowings aggregating $47,331, all due on demand with interest rates ranging from 10% to 20% per annum. During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After expiration of the one-year term, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share. During the year ended June 30, 2002, $20,000 of these loans, including accrued interest of $2,132, was converted into common stock at $2.50 per share. The balance of $45,750 remains outstanding at June 30, 2002 and December 31, 2002.

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

During the year ended June 30, 2002, the Company borrowed an additional $219,402 from five minority shareholders. At June 30, 2002, the balance outstanding of these loans was $118,000. During the six months ended December 31, 2002, $100,000, plus accrued interest of $1,500, was used to exercise stock options at an exercise price of $2.03 per share. In addition, $6,500 was converted to common stock at a conversion price of $6.50 per share. Two new loans totaling $45,000 were made to the Company during the six-month period, leaving the outstanding balance for minority shareholder loans at $56,500 on December 31, 2002.

In August 2002, the Company received a 30-day loan of $35,000 carrying an interest rate of 6%, secured with 10,000 shares of common stock. During the six months ended December 31, 2002 the loan, plus $200 in accrued interest, was converted to shares at a price of $3.52 per share.


The following is a summary of the notes payable outstanding at

                                                                Dec 31
                                                                 2002
                                                            -------------
 Short-term borrowings                                           $47,331
 Minority Shareholders - convertible, 1 yr term, 10%              45,750
 Minority Shareholders - demand                                   56,500
 Pelican Ventures                                                500,000
                                                            -------------
                                                                 649,581
                                                            =============

NOTE G - TECHNOLOGY AND LICENSE DEVELOPMENT AGREEMENT

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

NOTE H - COMMON STOCK TRANSACTIONS

During the six months ended December 31, 2002, the Company conditionally agreed to sell 7,400 shares of its common stock to an outside investor at a price of $5.47 per share for $40,000 in cash and $478 in services rendered to the Company. The transaction was recorded as a sale of stock upon receipt of the funds, although to date the shares have not been issued to the investor. The Company also converted two short-term loans, one in the amount of $6,500 to 1,000 shares of common stock at a price of $6.50 per share, the other in the amount of $35,000, plus $200 in accrued interest, to 10,000 shares at a price of $3.52 per share.

During the six months ended December 31, 2002, 146,448 stock options were exercised for cash at exercise prices ranging from $.81 to $3.82 per share, raising a total of $276,460. In addition, 50,000 options were exercised through the conversion of a loan of $100,000 plus $1,500 in accrued interest, at an exercise price of $2.03 per share.

At December 31, 2002, Dr. Paul S. Moller, the Chairman and CEO of the Company, was the beneficial owner of 27,861,606 shares of common stock representing 63.91% of the outstanding common stock. Of that total number, 20,919,909 shares are held in the name of Moller Corporation. Paul Moller is the sole shareholder of Moller Corporation.

NOTE I - LEASE COMMITMENT

The Companies' combined operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller under a five-year operating lease, which commenced November 14, 1997 and expired November 13, 2002. The monthly base rental is $27,165. There is a provision for rent adjustment each month based on the increase in the Consumer Price Index, however the base monthly rental has not been changed since inception. Also charged to rent expense is a monthly interest payment of $10,359. The sum of these figures, $37,524, applied to the facility's 34,500 square feet, gives a monthly rate of $1.09 per square foot. The fair market rental for comparable properties in the same geographic area is $1.25 per square foot. The Company is also liable for property taxes and insurance assessed against the leased property. Rent expense charged to operations under this lease, including property taxes, aggregated $252,869 and $251,841 for each of the six month periods ending December 31, 2002, and 2001, respectively. Although the five-year operating lease expired on November 13, 2002, the same lease terms continue to be observed by mutual agreement.

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
                                                                          =============================

Additional option information for the year ended June 30, 2002, is as follows:

                                                    Weighted
                                                     Average
                                       Weighted     Remaining                   Weighted
                                       Average       Life in                     Average
     Price Range       Outstanding       Price        Years      Exercisable      Price
--------------------------------------------------------------------------------------------

    $.81 to $1.34          6,319,237    $1.15         6.00           6,319,237    $1.15
   $1.72 to $2.67          2,546,815    $2.15         0.33           2,546,815    $2.15
   $3.24 to $5.50          1,088,000    $4.16         7.42             500,918    $3.96
                     ----------------                          ----------------

                           9,954,052    $1.73                        9,366,970    $1.57
                     =============================             =============================



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

                                             2002             2001            2000
                                     -------------------------------------------------

 Additional compensation cost             $   32,323       $  102,129      $   24,433
 Net loss as reported                      2,193,519        1,918,499       1,957,613
                                     -------------------------------------------------
 Pro forma net loss                       $2,225,842       $2,020,628      $1,982,046
                                     =================================================

 Pro forma loss per share                      $0.05            $0.05           $0.05
                                     =================================================



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


NOTE L - SEC SETTLEMENT

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. In April 2002, Moller International, Inc. and Dr. Moller each signed a stipulated agreement with the SEC, consenting to an injunction against any future violations of the federal securities laws and agreeing to pay a $50,000 fine. Subsequently, the SEC revised the agreement and dropped the proposed fine as to Moller International. Neither Moller International nor Dr. Moller has admitted or denied any violations of federal securities laws. The Final Judgment evidencing the settlement agreement was file in the U.S. District Court for the Eastern District of California on February 12, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Six Months Ended December 31, 2002 vs. December 31, 2001

The Company's net loss for the six months ended December 31, 2002 was $1,090,065 or $(.03) loss per share, as compared to a net loss of $1,205,248 or $(.03) loss per per share for the six months ended December 31, 2001. The current six-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. The only significant difference in operations between the two interim periods was the receipt of $107,947 in contract revenues from a government-related contract to develop the Company's Aerobot vehicle for a specialized application, during the six months ended December 31, 2002. The total value of the contract was $322,000 and the Company had recognized 100% of the contract revenues as of December 31, 2002. In addition to these contract revenues, the period's operations were primarily funded from cash reserves at June 30, 2002, sales of stock that generated $316,000 in proceeds, and short-term borrowings of approximately $200,000. Staffing levels remained relatively constant, as did costs for general and administrative functions.

On July 12, 2002, the Company completed a successful hover flight of the M400 Skycar. Completion of this test flight triggered the option exercise period for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, with the exercise period ending on October 10, 2002. Subsequently, we have extended the exercise date to a period ending 45 days after Moller International's stock has begun trading on the NASDAQ OTC-BB, should that event occur. There is no assurance that the holders will exercise all or any portion of such options over and above those exercised during the six months ended December 31, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Lift-off options exercised during the six months ended December 31, 2002 were 131,448 options exercised for cash at strike prices ranging from $.81 to $2.14 per share, raising $219,000; and 50,000 options exercised through the conversion of a loan of $100,000 plus $1,500 in accrued interest, at a strike price of $2.03 per share.

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

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. In April 2002, Moller International, Inc. and Dr. Moller each signed a stipulated agreement with the SEC, consenting to an injunction against any future violations of the federal securities laws and agreeing to pay a $50,000 fine. Subsequently, the SEC revised the agreement and dropped the proposed fine as to Moller International. Neither Moller International nor Dr. Moller has admitted or denied any violations of federal securities laws. The Final Judgment evidencing the settlement agreement was file in the U.S. District Court for the Eastern District of California on February 12, 2003.

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


                                            MOLLER INTERNATIONAL, INC.

February 14, 2003                           /s/ Paul S. Moller
-----------------                           ---------------------------
  Date                                      Dr. Paul S. Moller
                                            President, Director

February 14, 2003                           /s/ Peter McFadden
-----------------                           ---------------------------
  Date                                      Peter McFadden
                                            Controller

                                 CERTIFICATIONS
                                 --------------

I, Paul Moller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moller International, Inc.;

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


Date: February 14, 2003

/s/ Paul Moller
--------------------------
Chief Executive Officer

I, Peter McFadden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moller International, Inc.;

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


Date: February 14, 2003

/s/ Peter McFadden
--------------------------
Chief Financial Officer