Form 10QSB/A
period 2002-09-30
MOLLER INTERNATIONAL INC
filed 2003-02-25
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 Amendment No. 1


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


                                               MOLLER INTERNATIONAL, INC.


February 24, 2003                             /s/ Paul S. Moller
-----------------                             ---------------------------
    Date                                      President, Chief Financial
                                              Officer, Director

                                 CERTIFICATIONS
                                 --------------


I, Paul Moller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moller International, Inc;

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

I, Paul S. Moller, certify that:


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


Date: December 11, 2002


/s/ Paul S. Moller
--------------------------
Chief Financial Officer