Form 10QSB/A
period 2002-12-31
MOLLER INTERNATIONAL INC
filed 2003-02-25
CIK 871344

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


                                            MOLLER INTERNATIONAL, INC.


February 24, 2003                           /s/ Paul S. Moller
-----------------                           ---------------------------
  Date                                      Dr. Paul S. Moller
                                            President, Chief Financial Officer,
                                            Director

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


Date: February 14, 2003


/s/ Paul S. Moller
--------------------------
Chief Financial Officer