Form 10QSB
period 2003-03-31
MOLLER INTERNATIONAL INC
filed 2003-05-16
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                               ---------------------

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

Yes                    No
    -------               -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 43,592,272 shares of our common stock have been issued and are outstanding.


       Transitional Small Business Disclosure Format (check one):

Yes                    No    X
    -------               -------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2003 and its results of operations and its cash flows for the nine months ended March 31, 2003 and 2002.

                          MOLLER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2003


                                                       (Unaudited)
                                    ASSETS            -------------
CURRENT ASSETS
Cash                                                      $ 70,599
Accounts receivable                                         32,546
                                                      -------------
Total current assets                                       103,145

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation                       107,137

OTHER ASSETS                                                   458
                                                      -------------
Total other assets                                             458
                                                      -------------
                                                         $ 210,740
                                                      =============

         LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $ 485,744
Accrued expenses                                           312,531
Notes payable - majority shareholder                     1,185,992
Notes payable - minority shareholders                      174,750
Other notes payable                                        547,331
Customer deposits                                          402,500
                                                      -------------
Total current liabilities                                3,108,848

LONG TERM LIABILITIES
Capitalized leases payable                                   3,206
Deferred wages                                           1,154,709
                                                      -------------
Total long term liabilities                              1,157,915
                                                      -------------
Total liabilities                                        4,266,763

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
  no par value, issued and outstanding,
  43,592,272 shares outstanding at March 31, 2003       24,425,902

Accounts receivable from related party                  (1,181,688)

Accumulated deficit                                    (27,300,237)
                                                      -------------
Total deficit in stockholders' equity                   (4,056,023)
                                                      -------------
                                                         $ 210,740
                                                      =============

                 See accompanying notes to financial statements

                         MOLLER INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              PERIODS AS SHOWN
                                                          (Unaudited)
                                                   9 Months Ended March 31:
                                                      2003            2002
                                                 ------------    ------------
INCOME
Contract revenues                                $    105,393    $     90,789
Miscellaneous                                          16,220          31,403
                                                 ------------    ------------
Total income                                          121,613         122,192

EXPENSES
Project labor                                         369,045         327,385
Project materials                                     110,725         138,226
Project subcontracted services                         92,238          72,518
Administrative salaries and wages                     262,277         291,835
Other labor                                            29,187          19,031
Employee benefits and payroll taxes                   151,768         136,522
Marketing materials                                    16,341           8,719
Office and shop supplies                               25,151          23,610
Shipping and postage                                   17,334           9,579
Telephone                                               7,143           6,345
Travel, automotive, meals                              18,788          13,613
Legal, accounting, and consulting fees                 83,565          93,557
Patent expense                                         35,798          76,026
Rent expense to majority shareholder                  365,442         364,413
Utilities                                              34,267          35,034
Repairs and maintenance                                 2,676           5,291
Insurance                                              37,096          26,132
Depreciation and amortization expense                  51,434          50,222
Property, sales and use taxes                           6,484           6,597
Bank and loan fees                                      1,999           1,204
Other expenses                                         36,725          14,561
                                                 ------------    ------------
Total expenses                                      1,755,483       1,720,420
                                                 ------------    ------------

Loss from operations                               (1,633,870)     (1,598,228)

OTHER EXPENSES
       Penalty                                        (50,000)
       Interest                                       (24,973)        (50,365)
                                                 ------------    ------------
                Total other expenses                  (24,973)       (100,365)
                                                 ------------    ------------
NET LOSS                                         $ (1,658,843)   $ (1,698,593)

                                                 ============    ============

Loss per common share, basic and diluted         ($      0.04)   ($      0.04)
                                                 ============    ============

Weighted average common shares outstanding         43,555,992      43,298,434
                                                 ============    ============


                 See accompanying notes to financial statements

                   MOLLER INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        PERIODS AS SHOWN

                                                                    Unaudited
                                                                Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                          3/31/2003   3/31/2002
                                                             ----------- -----------
Net loss                                                     (1,658,843) (1,698,593)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                    51,434      43,513
Stock issued for services                                           478           -
Deferred wages                                                  118,963     124,731
Increase (decrease) in
Accounts receivable                                              65,131     (23,879)
Increase (decrease) in
Accounts payable                                                306,039     250,964
Customer deposits                                                 5,000      (2,868)
Accrued expenses                                                219,568      77,526
                                                             ----------- -----------
Net cash used in operating activities                          (892,230) (1,228,606)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in notes payable - related parties    154,200     193,753
      Increase (decrease) in notes payable from officer         291,009     (99,615)
      Reduction in notes payable and capital leases              (2,025)     (1,864)
Proceeds from sale of common stock and exercise of options      316,460     879,535
Repurchases of common stock                                           -     (59,998)
                                                             ----------- -----------
Net cash provided by financing activities                       759,644     911,811
                                                             ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                            (3,217)    (12,071)
                                                             ----------- -----------
Net cash used in  investing activities                           (3,217)    (12,071)
                                                             ----------- -----------
NET (DECREASE) IN CASH                                         (135,803)   (328,866)

CASH, BEGINNING OF PERIOD                                       206,402     352,989
                                                             ----------- -----------
CASH, END OF PERIOD                                              70,599      24,123
                                                             =========== ===========
Cash paid during the period for:
   Interest                                                     $ 6,848    $ 61,683
                                                             =========== ===========
   Income taxes                                                   $ 800       $ 800
                                                             =========== ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2003, the Company converted $41,700 in debt into common stock by issuing 11,000 shares. Also, during the same time period, $101,500 of related party debt was converted into common stock through the exercise of 50,000 options to purchase common stock.

                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 20,919,909 shares of MI, representing 47.99 % of the outstanding common stock of the Company at March 31, 2003. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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



Property and equipment consist of the following at

                                               March 31
                                                 2003
                                          --------------

 Production and R&D equipment              $    393,758
 Computer equipment and software                417,876
 Furniture and fixtures                          75,651
                                          --------------
                                                887,285
  Less accumulated depreciation                (780,148)
                                          --------------

                                           $    107,137
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

The company performs contract services for its former subsidiary, Freedom Motors. In accordance with the Technology Development and License Agreement between Moller International and Freedom Motors dated October 28, 1999, the Company provides Freedom Motors the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company is no longer recording any revenue recognition entries related to these transactions with FM since all appropriate revenue recognition criteria have not been met. For the period from April 1, 2001 to June 30, 2001, contract services billed to FM totaled $185,695. For the year ended June 30, 2002, contract services billed to FM totaled $548,906, and estimated billing for the nine months ended March 31, 2003 is $390,000.

NOTE B - GOING CONCERN

The Company currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and eventual sale of the Company's products. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sale activities. A successful hovering flight test occurred on July 12, 2002. Completion of flight initiated the requirement for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, to be exercised by October 10, 2002. The exercise period was subsequently extended by the Company to be not more than 45 days after the commencement of trading of Moller International common shares on the NASDAQ OTC-BB, should that occur. During the nine months ended March 31, 2003, 181,448 of these test-flight related options were exercised, raising a total of $320,660. There is no assurance that additional options from this group will be exercised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE F - NOTES PAYABLE

Notes payable at March 31, 2003 include short-term borrowings aggregating $47,331, all due on demand with interest rates ranging from 10% to 20% per annum. During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After expiration of the one-year term, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share. During the year ended June 30, 2002, $20,000 of these loans, including accrued interest of $2,132, was converted into common stock at $2.50 per share. The balance of $45,750 remains outstanding at 31 March 2003.

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

During the year ended June 30, 2002, the Company borrowed an additional $219,402 from five minority shareholders. At June 30, 2002, the balance outstanding of these loans was $118,000. During the nine months ended March 31, 2003, $100,000, plus accrued interest of $1,500, was used to exercise stock options at an exercise price of $2.03 per share. In addition, $6,500 was converted to common stock at a conversion price of $6.50 per share. Additional loans totaling $129,000 were made to the Company during the nine-month period, and one loan of $11,500 was repaid, leaving the outstanding balance for minority shareholder on-demand loans at $129,000 on March 31, 2003.

In August 2002, the Company received a 30-day loan of $35,000 carrying an interest rate of 6%, secured with 10,000 shares of common stock. During the six months ended December 31, 2002 the loan, plus $200 in accrued interest, was converted to shares at a price of $3.52 per share.


The following is a summary of the notes payable outstanding at

                                                           March 31
                                                             2003
                                                         ----------

 Short-term borrowings                                   $  47,331
 Minority Shareholders - convertible, 1 yr term, 10%        45,750
 Minority Shareholders - demand                            129,000
 Pelican Ventures                                          500,000
                                                         ----------
                                                           722,081
                                                         ==========

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

NOTE H - COMMON STOCK TRANSACTIONS

During the nine months ended March 31, 2003, the Company conditionally agreed to sell 7,400 shares of its common stock to an outside investor at a price of $5.47 per share for $40,000 in cash and $478 in services rendered to the Company. The transaction was recorded as a sale of stock upon receipt of the funds, although to date the shares have not been issued to the investor. The Company also converted two short-term loans, one in the amount of $6,500 to 1,000 shares of common stock at a price of $6.50 per share, the other in the amount of $35,000, plus $200 in accrued interest, to 10,000 shares at a price of $3.52 per share.

During the nine months ended March 31, 2003, 146,448 stock options were exercised for cash at exercise prices ranging from $.81 to $3.82 per share, raising a total of $276,460. In addition, 50,000 options were exercised through the conversion of a loan of $100,000 plus $1,500 in accrued interest, at an exercise price of $2.03 per share.

At March 31, 2003, Dr. Paul S. Moller, the Chairman and CEO of the Company, was the beneficial owner of 27,796,675 shares of common stock representing 63.77% of the outstanding common stock. Of that total number, 20,919,909 shares are held in the name of Moller Corporation. Paul Moller is the sole shareholder of Moller Corporation.

NOTE I - LEASE COMMITMENT

The Companies' combined operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller under a five-year operating lease, which commenced November 14, 1997 and expired November 13, 2002. The monthly base rental is $27,165. There is a provision for rent adjustment each month based on the increase in the Consumer Price Index, however the base monthly rental has not been changed since inception. Also charged to rent expense is a monthly interest payment of $10,359. The sum of these figures, $37,524, applied to the facility's 34,500 square feet, gives a monthly rate of $1.09 per square foot. The fair market rental for comparable properties in the same geographic area is $1.25 per square foot. The Company is also liable for property taxes and insurance assessed against the leased property. Rent expense charged to operations under this lease, including property taxes aggregated $365,442 and $364,413 for each of the nine-month periods ending March 31, 2003 and 2002, respectively. Although the five-year operating lease expired on November 13, 2002, the same lease terms continue to be observed by mutual agreement.

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

                                                                                  Weighted
                                                                                   Average
                                                  Range of                        Exercise
                                  Total        Option Prices         Vested         Price
                                ----------------------------------------------------------
 Balance at June 30, 1999          8,931,052                                       $1.45
 Vested at June 30, 1999                                              8,901,479    $1.44
                    Granted          773,000   $3.24 to $4.58                      $3.95
                    Exercised              -
                    Forfeited              -
                                -------------                   ----------------

 Balance at June 30, 2000          9,704,052                                       $1.65
 Vested at June 30, 2000                                              9,160,092    $1.51
                                                                ================
                    Granted          325,000   $4.54 to $4.58                      $4.55
                    Exercised              -
                    Forfeited       (125,000)   $3.24 to $4.58                     $4.37
                                ------------- ----------------- ----------------


 Balance at June 30, 2001          9,904,052                                       $1.71
                                =============
 Vested at June 30, 2001                                              9,273,736    $1.54
                                                                ================
                    Granted           50,000       $5.50                           $5.50
                    Exercised              -
                    Forfeited              -
                                -------------                   ----------------

 Balance at June 30, 2002          9,954,052                                       $1.73
                                =============                                   ==========

 Vested at June 30, 2002                                              9,366,970    $1.57
                                                                ==========================

Additional option information for the year ended June 30, 2002, is as follows:


                                                    Weighted
                                                     Average
                                       Weighted     Remaining                    Weighted
                                       Average       Life in                     Average
     Price Range       Outstanding       Price        Years      Exercisable       Price
-----------------------------------------------------------------------------------------

    $.81 to $1.34          6,319,237    $1.15         6.00           6,319,237    $1.15
   $1.72 to $2.67          2,546,815    $2.15         0.33           2,546,815    $2.15
   $3.24 to $5.50          1,088,000    $4.16         7.42             500,918    $3.96
                     ----------------                          ----------------
                           9,954,052    $1.73                        9,366,970    $1.57
                     ================ ========                 ================ =========


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


                                      2002        2001         2000
                                  -----------  -----------  -----------

 Additional compensation cost        $32,323     $102,129      $24,433
 Net loss as reported              2,193,519    1,918,499    1,957,613
                                  -----------  -----------  -----------
 Pro forma net loss               $2,225,842   $2,020,628   $1,982,046
                                  ===========  ===========  ===========

 Pro forma loss per share              $0.05        $0.05        $0.05
                                  ===========  ===========  ===========

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


NOTE L - SEC SETTLEMENT

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. In April 2002, Moller International, Inc. and Dr. Moller each signed a stipulated agreement with the SEC, consenting to an injunction against any future violations of the federal securities laws and agreeing to pay a $50,000 fine. Subsequently, the SEC revised the agreement and dropped the proposed fine as to Moller International. Neither Moller International nor Dr. Moller has admitted or denied any violations of federal securities laws. The Final Judgment evidencing the settlement agreement was filed in the U.S. District Court for the Eastern District of California on February 12, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Nine Months Ended March 31, 2003 vs. March 31, 2002

The Company's net loss for the nine months ended March 31, 2003 was $1,658,843 or $(.04) loss per share, as compared to a net loss of $1,698,593 or $(.04) loss per per share for the nine months ended March 31, 2002. The current nine-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. The only significant difference in operations between the two interim periods was the receipt of $105,393 in contract revenues from a government-related contract to develop the Company's Aerobot vehicle for a specialized application. The total value of the contract was $322,000 and the Company had recognized 100% of the contract revenues as of December 31, 2002. In addition to these contract revenues, the period's operations were funded in large part from cash reserves at June 30, 2002, sales of stock that generated $316,000 in proceeds, and short-term borrowings of approximately $410,000. Staffing levels remained relatively constant, as did costs for general and administrative functions.

On July 12, 2002, the Company completed a successful hover flight of the M400 Skycar. Completion of this test flight triggered the option exercise period for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, with the exercise period ending on October 10, 2002. Subsequently, we have extended the exercise date to a period ending 45 days after Moller International's stock has begun trading on the NASDAQ OTC-BB, should that event occur. There is no assurance that the holders will exercise all or any portion of such options over and above those exercised during the nine months ended March 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Lift-off options exercised during the nine months ended March 31, 2003 were 131,448 options exercised for cash at strike prices ranging from $.81 to $2.14 per share, raising $219,160; and 50,000 options exercised through the conversion of a loan of $100,000 plus $1,500 in accrued interest, at a strike price of $2.03 per share.

On August 21, 2002 we were informed that the Washington D.C. office of the Securities and Exchange Commission had no further comments on our Form 10-SB filing as amended.


PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

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

                                       MOLLER INTERNATIONAL, INC.

May 15, 2003                           /s/ Paul S. Moller
-----------------                      ----------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls andprocedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

/s/ Paul Moller
---------------------------
Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

/s/ Paul S. Moller
--------------------------
Chief Financial Officer