Form 10KSB
period 2003-06-30
MOLLER INTERNATIONAL INC
filed 2003-10-14
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                  ANNUAL REPORT
                            YEAR ENDED JUNE 30, 2003


                           Moller International, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                California                                    68-0006075
     -------------------------------                     --------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95616
                    (Address of principal executive offices)

                    Issuer's telephone number (530) 756-5086
                    Issuer's Facsimile number (530) 756-5179

 Securities registered under Section 12(b) of the Exchange Act:

           None



Securities registered under Section 12(g) of the Exchange Act:

          COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ X ] Yes   [  ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ X ]

State issuer's revenues for its most recent fiscal year are $167,783.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of 30 June 2003, the Company had 43,590,269 common shares issued and outstanding, with a total of 15,429,248 owned by non-affiliates. As of 9 September 2003, the average bid and asked price of such common equity was $0.735 per share, giving an aggregate market value of the voting and non-voting common equity held by non-affiliates as $11,340,497.28.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of 30 June 2003, the company had 43,590,269 common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ];    No [X]

                                     PART I

Item 1. Description of Business.
                                   OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in the state of California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model is currently under development and testing and is projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar(R)." A related product we are developing is the Aerobot(R) line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we were able to test-fly a production prototype in 2002.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Moller International common stock is being publicly traded on the OTC (over-the-counter) stock market. According to Yahoo Financial data, the average adjusted closing price has ranged from a low of $0.50 to a high of $1.00 per share during this reporting period and The Motley Fool (www.fool.com) shows a current average trading volume of 16,600 shares per trading day.

Subsequent Events

On 1 July 2003, Moller International entered into a new lease agreement for the 34,500 square foot facilities it occupies at 1222 Research Park Drive, Davis California. The term of the lease is for ten years commencing on July 1, 2003 and ending on June 30, 2013 with monthly payments of $41,400. The rent shall be adjusted effective on July 1, 2008 to reflect the change in the consumer price index from July 1, 2003 through June 30, 2008.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Year Ended June 30, 2003

Moller International continues its research and development activities on the Skycar project with the objective of improving flight duration and range of the aircraft. These efforts are an extension of successful flights throughout the year and result in incremental improvements to be incorporated into future prototypes and/or production aircraft, should we continue to operate. In addition, the Company pursued efforts to help Freedom Motors promote the Rotapower engine and assisted in discussions that resulted in Freedom Motor receiving two contracts for engine sales and development. Staffing levels dropped in the second half of the year as available funding fell and costs for general and administrative functions decreased accordingly.

Year 2003 compared to 2002

Results of operations for the 2003 fiscal year did not vary significantly from 2002. The Company incurred net losses, on a consolidated basis, of $2,193,519 and $2,007,144 in fiscal 2002 and 2003 respectively. Consolidated loss per share was $.05 and $.05 for the 2002 and 2003 fiscal years, respectively. The Company generated no significant amount of revenue in either fiscal year. The Company is currently using cash to fund operations at an approximate rate of 160,000 per month with the significant non-cash charges being depreciation and amortization of approximately $63,000 per year and the deferral of certain executive salaries at an annual rate of $190,000 per year.

Salaries and wages, including benefits, remained relatively constant, representing 45% and 46% of total expenses for the 2002 and 2003 fiscal years, respectively. As cash on hand dropped, most employees voluntarily consented to defer pay, resulting in a total of $ 166,463 of accumulated short-term deferred payroll as of 30 June 2003. Consultant costs decreased by $60,790 during the 2003 year as the Company incurred significantly higher legal and audit costs in 2002 as a result of its filing of its Form 10 Registration Statement. Such costs were not replicated in fiscal 2003. Interest expense decreased by $39,773 during the 2003 year primarily as a result of the company's decision to not accrue interest expense on its loan with Pelican Ventures. See Note F to the Financial Statements.

Contract revenues decreased by $69,730 in 2003 over 2002, primarily due to contract revenue received from UC Davis in Fiscal 2002. The contract has been extended to the end of 2003, and the bulk of the billable contract revenue from the cost-shared program was reflected in the prior Fiscal Year. Miscellaneous revenues decreased by $16,715. These decreases are not indicative of any meaningful revenue trends. Total operating expenses decreased by $183,047.

Item 7. Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Moller International, Inc. and subsidiaries (the Company) as of June 30, 2003 and 2002 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2003. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moller International, Inc., and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Vavrinek, Trine, Day & Co., LLP


San Jose, California
September 26, 2003

                          MOLLER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                               PERIODS AS SHOWN


                                                         June 30:
                        ASSETS                      2003          2002
                                               -------------  ------------
CURRENT ASSETS
Cash                                            $     1,682    $  206,402
Accounts receivable                                  75,489        75,937
                                               -------------  ------------
Total current assets                                 77,171       282,339

PROPERTY AND EQUIPMENT,
    net of accumulated depreciation                  96,008       155,354

OTHER ASSETS                                            458           458
                                               -------------  ------------
Total other assets                                      458           458
                                               -------------  ------------
TOTAL ASSETS                                    $   173,637    $  438,151
                                               =============  ============

            LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $ 238,439     $ 179,705
Accrued expenses                                    412,849        92,963
Notes payable - majority shareholder                737,758       894,983
Notes payable - minority shareholders               197,221       163,750
Other notes payable                                 547,331       547,331
Customer deposits                                   402,500       397,500
                                               -------------  ------------
Total current liabilities                         2,536,098     2,276,232
LONG TERM LIABILITIES
Capitalized leases payable                            2,488         5,231
Deferred wages                                    1,202,209     1,035,746
                                               -------------  ------------
Total long term liabilities                       1,204,697     1,040,977
                                               -------------  ------------
Total liabilities                                 3,740,795     3,317,209

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
  no par value, issued and outstanding,
  43,377,424 and 43,590,269 shares at June 30,
  2002 and 2003, respectively                    25,014,047    23,965,764
Accounts receivable from related party             (932,667)   (1,203,428)
Accumulated deficit                             (27,648,538)  (25,641,394)
                                               -------------  ------------
Total deficit in stockholders' equity            (3,567,158)   (2,879,058)
                                               -------------  ------------
TOTAL LIABILITIES AND DEFICIT IN
STOCKHOLDERS' EQUITY                            $   173,637    $  438,151
                                               =============  ============

                 See accompanying notes to financial statements

               MOLLER INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                    PERIODS AS SHOWN

                                                         Year Ended June 30:
                                                   2003           2002            2001
                                             --------------  -------------  --------------
INCOME
Contract revenues                                  105,393      $ 216,728        $ 43,704
Madami revenues                                     41,605
Miscellaneous                                       20,785         37,500          19,595
                                             --------------  -------------  --------------
Total income                                       167,783        254,228          63,299
EXPENSES
Project labor                                      422,841        463,660         386,362
Project materials                                  118,835        177,727          81,515
Project subcontracted services                     138,671        100,049          85,892
Administrative salaries and wages                  347,259        379,461         375,786
Other labor                                         35,329         24,934          31,218
Employee benefits and payroll taxes                183,806        186,316         128,553
Marketing materials                                 16,469          7,096           9,404
Office and shop supplies                            29,587         31,423          21,887
Shipping and postage                                20,231         15,188          13,301
Telephone                                           10,429          8,633          12,864
Travel, automotive, meals                           21,115         17,584          24,233
Legal, accounting, and consulting fees              91,955        152,745          87,467
Patent expense                                      41,918         81,635          42,823
Rent expense to majority shareholder               450,513        476,987         455,557
Utilities                                           43,085         44,385          36,123
Repairs and maintenance                              3,876          7,348          12,233
Insurance                                           42,065         29,211          25,756
Depreciation and amortization expense               62,565         68,577          87,837
Sales and use taxes                                  8,884          9,005           8,839
Bank and loan fees                                   2,401          1,625           2,144
Other expenses                                      45,903         37,195          19,357
                                             --------------  -------------  --------------
Total expenses                                   2,137,737      2,320,784       1,949,151
                                             --------------  -------------  --------------

Loss from operations                            (1,969,954)    (2,066,556)     (1,885,852)
OTHER EXPENSES
       Penalty                                           -        (50,000)              -
       Interest                                    (37,190)       (76,963)        (26,643)
                                             ---------------------------------------------
                Total other expenses               (37,190)      (126,963)        (26,643)
                                             ---------------------------------------------
NET LOSS                                        (2,007,144)  $ (2,193,519)   $ (1,912,495)
                                             ==============  =============  ==============

Loss per common share, basic and diluted            ($0.05)        ($0.05)         ($0.04)
                                             ==============  =============  ==============

Weighted average common shares outstanding      43,537,012     43,338,242      43,046,485
                                             ==============  =============  ==============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                         THREE YEARS ENDED JUNE 30, 2002


                                                     Common Stock           Accumulated      Related Party
                                               Shares          Amount          Deficit        Receivable        Total
                                             -----------------------------------------------------------------------------

Balances at July 1, 2000                       42,964,598     $ 23,073,638     $(23,829,747)          $ -       $(756,109)

Sales of common stock                             256,188        1,213,314                -             -       1,213,314
Conversion of debt to common stock                  7,275           29,063                -             -          29,063
Shares received in lieu of salary                   3,760           15,138                -             -          15,138
Shares repurchased from stockholders              (17,422)         (55,131)               -             -         (55,131)
Spin-off of Freedom Motors                              -       (1,195,837)       2,294,367    (1,210,248)       (111,718)
Net loss for the year                                   -                -       (1,912,495)            -      (1,912,495)
                                             -----------------------------------------------------------------------------

Balances at June 30, 2001                      43,214,399       23,080,185      (23,447,875)   (1,210,248)     (1,577,938)

Sales of common stock                             157,414          879,535                -             -         879,535
Exercise of options by conversion of debt           8,853           22,133                -             -          22,133
Conversion of deposit into common stock             2,272           12,132                -             -          12,132
Shares received for services                        6,029           33,582                -             -          33,582
Shares repurchased from stockholders              (11,543)         (61,803)               -             -         (61,803)
Decrease in receivable from related party               -                -                -         6,820           6,820
Net loss for the year                                   -                -       (2,193,519)            -      (2,193,519)
                                             -----------------------------------------------------------------------------

Balances at June 30, 2002                      43,377,424       23,965,764      (25,641,394)   (1,203,428)     (2,879,058)

Sales of common stock                               5,333           40,000                -             -          40,000
Exercise of options by conversion of debt         146,448          276,460                -             -         276,460
Conversion of debt into common stock               61,000          143,200                -             -         143,200
Shares received for services                           64              478                -             -             478
Proceeds from previously issued shares                             588,145                -             -         588,145
Decrease in receivable from related party               -                -                -       270,761         270,761
Net loss for the year                                   -                -       (2,007,144)            -      (2,007,144)
                                             -----------------------------------------------------------------------------

Balances at June 30, 2003                      43,590,269     $ 25,014,047     $(27,648,538)   $ (932,667)    $(3,567,158)
                                             =============================================================================


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                       Year ended June 30:
                                                                2003          2002          2001
                                                            ------------ -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     (2,007,144) $ (2,193,519)  $ (1,912,495)
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                    62,565        68,577         87,826
Stock issued for services                                           478        33,582         15,138
Deferred wages                                                  166,463       172,231        190,000
(Increase) decrease in Accounts receivable                      271,209       (62,534)        13,073
Increase (decrease) in Accounts payable                          58,734       121,169         (6,634)
Customer deposits                                                     -         2,132              -
Accrued expenses                                                321,586        39,244         21,618
                                                            ------------ -------------  -------------
Net cash used in operating activities                        (1,126,109)   (1,819,118)    (1,591,474)
CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease)  in notes payable - third parties           -       (25,649)       500,000
Increase in notes payable - related parties                     186,471       118,000         91,098
      Increase (decrease) in notes payable from officer         419,421       770,235         71,933
      Reduction in notes payable and capital leases              (2,743)       (2,419)       (24,972)
Proceeds from sale of common stock                              316,459       879,535      1,213,314
Repurchases of common stock                                           -       (61,803)       (55,131)
                                                            ------------ -------------  -------------
Net cash provided by financing activities                       919,608     1,677,899      1,796,242
                                                            ------------ -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Freedom Motors spin-off                                         -             -           (127)
      Customer deposits                                           5,000        20,000              -
Purchase of equipment                                            (3,219)      (25,368)       (10,563)
                                                            ------------ -------------  -------------
Net cash used in  investing activities                            1,781        (5,368)       (10,690)
                                                            ------------ -------------  -------------

NET INCREASE (DECREASE) IN CASH                                (204,720)     (146,587)       194,078

CASH, BEGINNING OF PERIOD                                       206,402     $ 352,989        158,911
                                                            ------------ -------------  -------------

CASH, END OF PERIOD                                             $ 1,682     $ 206,402      $ 352,989
                                                            ============ =============  =============

Cash paid during the period for:
   Interest                                                    $ 86,625      $ 71,805       $ 26,643
                                                            ============ =============  =============
   Income taxes                                                $      -      $  2,400       $  3,200
                                                            ============ =============  =============


                 See accompanying notes to financial statements

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

The Company has historically entered into several lines of revenue-producing business activities including the design and development of rotary engines, remotely controlled flying vehicles, automotive mufflers and vertical takeoff and landing aircraft. The Company has for the past thirteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing
(VTOL) vehicle known as the Skycar. The Skycar program is still in the development stage at this point.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an antidilutive effect on LPS due to the net losses incurred. At June 30, 2003, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be antidilutive approximated 9,708,000 shares.

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

Property and equipment consist of the following at:

                                               June 30:
                                         2003          2002
                                     ------------  ------------

Production and R & D equipment       $   393,758   $   393,758
Computer equipment and software          417,876       414,658
Furniture and fixtures                    75,651        75,651
                                     ------------  ------------
                                         887,285       884,067
Less accumulated depreciation           (791,278)     (728,714)
                                     ------------  ------------
                                     $    96,007   $   155,353

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

The company performs contract services for its former subsidiary, Freedom Motors
(FM). In accordance with the Technology Development and License Agreement between Moller International and FM, dated October 28, 1999, the Company provides FM the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions.

Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company is no longer recording any revenue recognition entries related to these transactions with FM since all appropriate revenue recognition criteria have not been met. For the period from April 1, 2001 to June 30, 2001,contract services billed to FM totaled $185,695. For the year ended June 30, 2002 and 2003, contract services billed to FM totaled $548,906 and $432,670, respectively.


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

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sale activities. The Company's affiliate, Freedom Motors, recently entered into a contract to manufacture and supply rotary engines to a producer of All Terrain Vehicles. Concurrent with the signing of the contract, the Company received a license fee of $250,000 and expects to generate further revenue from billable engineering services to Freedom Motors.

Dr. Moller, the majority shareholder of the Company, is providing funds received from the refinance of his personal real property in the form of short-term, non-interest bearing demand loans to the Company. The funds he is providing were borrowed against the equity built up in these properties. During the current calendar year, Dr. Moller has loaned the Company a total of $419,421 is such short-term loans. The Company has not made any repayment of such short-term loans to date. There can be no assurance that Dr. Moller will have the ability to continue to make such short-term loans to the Company in the future. In the event that Dr. Moller cannot continue to make such loans, or that the Company does not receive funds from other sources, the Company may be unable to continue to operate as a going concern.

Further, the Company is uncertain when or whether the short-term loans from Dr. Moller can be repaid. There is no assurance that the funds generated from these activities or other sources will be sufficient to provide the Company with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, at $5,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request. During the year ended June 30, 2002, two individuals requested and received a return of their deposits and one individual converted their deposit into common stock. The Company, in May 2002, received a $25,000 deposit from a company as part of an agreement relating to the development of a new rotapower engine. During the year ended June 30, 2003, on individual made a $5,000 payment of deposit on the reservation of a Skycar.


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

NOTE E - NOTE PAYABLE MAJORITY SHAREHOLDER

The note payable to the majority shareholder, Dr. Paul S. Moller (Moller) is non-interesting bearing, unsecured, and is due on demand. During the year ended June 30, 2003 Moller loaned the Company an additional $419,421. In addition, the Company recorded a decrease in loan balance of $558,145 to reflect the payment by Moller to the Company for 345,967 shares previously issued to Moller in July of 1997. Such shares have been historically reflected as issued and outstanding with no increment to stockholders' equity. Dr. Moller also sold personal shares of company common stock to a minority shareholder for $11,500. As payment, the Company offset $11,500 in debt owed to the minority shareholder and credited the $11,500 to Dr. Moller's shareholder loan account to bring the balance to $737,758.

NOTE F - NOTES PAYABLE

Notes payable at June 30, 2003 consisted of short-term borrowings, all due on demand with interest rates ranging from 10% to 20% per annum. The aggregate balance outstanding at June 30, 2003, was $197,221.

During the year ending June 30, 2001, the Company borrowed funds from 6 individual minority shareholders in amounts totaling $65,750. The loans are for a term of one year and carry an interest rate of 10%. The loan and accumulated accrued interest is convertible into shares of common stock at $3.50 per share at any time during the one-year term. After the one-year term expires, any unpaid principal and interest is convertible into shares of common stock at $2.50 per share. During the year ended June 30, 2002, $20,000 of these loans, including accrued interest of $2,132, were converted into common stock at $2.50 per share. The balance of $47,331 remains outstanding at June 30, 2003.

During the year ended June 30, 2002, the Company borrowed $118,000 from existing shareholders. The loans were due on demand, with interest at 10%. During the year ending June 30, 2003, $106,500 of these loans including accrued interest of $1,500 were converted into 51,000 shares of common stock at conversion prices ranging from $2.03 to$6.50 per share. The remaining balance of the $118,000 in loans ($11,500) was offset as noted above in Note E.

During the year ended June 30, 2003, the Company borrowed an additional $195,883 from other minority shareholders. The notes are unsecured with interest rates ranging from 10% to 20%. Of these loans, $35,000 plus $200 in accrued interest was converted into 10,000 shares of common stock. There were principal repayments of $9,412. The remaining balance of $151,471 is outstanding at June 30, 2003.

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

On June 24, 2002, Pelican notified the Company that it had cancelled the project in which the company's engine was to be used and requested repayment of the $500,000. The Company responded with a claim for reduction of the loan balance because the engine appeared to meet the performance goals and Pelican had approved continued work on the project. The Company and Pelican have not resolved the matter and the Company is seeking resolution through arbitration or litigation.

The Company ceased accruing interest payments to Pelican in August of 2002, and has not accrued any interest payments due to Pelican from July 31, 2002, forward.

The following is a summary of the notes outstanding by period ending:

                                                June 30:
                                            2003           2002
                                        -----------    -----------
Short-term borrowings                   $   47,331     $   47,331
Minority Shareholders -
    convertible, 1 year term, 10%           45,750         45,750
Minority Shareholders -
    demand, 10%                            151,471        118,000
Pelican Ventures                           500,000        500,000
                                        -----------    -----------
                                        $  744,552     $  711,081
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

NOTE H - COMMON STOCK TRANSACTIONS

During the year ended June 30, 2003, the company sold 5,333 shares of its common stock to outside investors in private sales transactions, raising a total of $40,000. The shares were sold at $7.50 per share. In addition the Company converted short-term debt of $143,200 into 61,000 shares of common stock, issued 64 shares in exchange for commissions of $478 owed, and issued 146,448 shares upon the exercise of outstanding stock options at exercise prices ranging from $.81 to $3.82 per share, for a total of $276,460.

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

There is no ready market for the Company's common stock. Per share prices are determined by Company management at the time of the sale. At June 30, 2003, Dr. Paul S. Moller, the Chairman and CEO of the Company, owns 27,796,675 shares of common stock representing 63.77% of the outstanding common stock. Of that total number, 25,919,909 shares are held in the name of Moller Corporation. Paul Moller is the sole shareholder of Moller Corporation.


NOTE I - LEASE COMMITMENT

The Company's operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller. The initial operating lease expired on November 13, 2002. The facility was being leased on a month-to-month basis. The monthly base rental was $37,524, which included base rent of $27,165 plus a monthly interest payment of $10,359. The interest payment represented the monthly debt service on a second mortgage on the building (See Note J). The mortgage was the responsibility of Dr. Moller. The Company paid the interest as a form of additional rent on the facility. The Company is also liable for property taxes and insurance assessed against the leased property. Rent expense charged to operations under this lease, including property taxes, aggregated $450,513, $476,987 and $455,557 for each of the years ended June 30, 2003, 2002 and 2001, respectively.

On July 1, 2003 the Company and Dr. Moller entered into a new lease on the property. The term of the lease is for ten years ending June 30, 2013. The new rent is $41,400 per month with a provision for an adjustment in the monthly rent after 5 years. The Company remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 for each of the ten years remaining on the lease.


NOTE J - RE-FINANCE OF SHAREHOLDER LEASED PROPERTY

In August 2000, Dr. Moller borrowed $975,000 from a financial institution to refinance the debt on the facility that is leased to the Company. Excess proceeds from that re-finance were loaned to the Company. The Company received $71,933 in funds from this transaction and the amount was reflected as an additional loan payable to Moller. The $975,000 loan was a personal obligation of Moller. It carried an interest rate of 12.75% and was payable interest only monthly from September 1, 2000 through August 1, 2003. The monthly interest payment was $10,359. The note was due in full on August 1, 2003 and was collateralized by deeds of trust and an assignment of rents on the property leased to the Company by Moller.

On September 12, 2003, Moller completed a second re-financing of the building. The new debt is $3,294,000 at an interest rate of 6.25%. The refinancing paid off existing debt totaling $2,670,000, including the aforementioned $975,000, plus accrued interest, unpaid property taxes, and other fees and costs aggregating $192,000. Net proceeds from the refinance totaled $432,000 of which $275,000 was loaned to the Company by Moller. The debt service requirements on the refinanced debt aggregate $21,889 per month with a final payment of $2,560,271 due in August 2013. This contrasts with the combined old monthly debt service payments of $25,718.


NOTE K - FREEDOM MOTORS SPIN-OFF

In March 2001, the Company spun off its subsidiary Freedom Motors. Freedom Motors was formed in 1997 with the purpose of putting the Company's Rotapower engine into volume production for non-aircraft applications. Since the Company's activities are limited to research and development, and since its main focus is on aircraft, management's view was that the long-term interest of both companies would best be served by separating them.

Accordingly, on March 30, 2001, the Company's Board of Directors approved an Agreement and Plan of Reorganization (Agreement) with Freedom Motors, Inc. (FM) and Vertol, Inc. (VI). According to the terms of the Agreement, the Company transferred all of its assets and liabilities (except its MI and VI stock) to VI in exchange for 100% of the VI common stock. Thereafter, the Company's shareholders exchanged (subject to statutory dissenters' rights) all of the outstanding shares of the Company for an identical number of shares of VI common stock and a proportionate number of shares of FM common stock via a distribution from the Company. Subsequently, VI was merged with the Company. The effect of the reorganization is that the FM shares owned by the Company are now instead owned by the Company's shareholders. The reorganization is intended to qualify as a tax-free exchange reorganization pursuant to sections 311, 355 and 368 of the Internal Revenue Code. On April 14, 2001, the Agreement was ratified at a special meeting of the shareholders of the Company, duly noticed and accompanied by a proxy statement. The Company ceased consolidating the results of operations of FM effective March 31, 2001. Net assets transferred to the new FM shareholders aggregated $111,718 and this amount has been reflected as a shareholder distribution in the accompanying consolidated statement of deficit in stockholders' equity. The intercompany receivable balance at the date of the spin-off of $1,210,248, which includes $500,000 for the Pelican Ventures loan (See Note F), was reflected as a reduction of stockholders'equity in the accompanying consolidated balance sheets.

On April 16, 2003, Freedom Motors (FM) and Madami International of Russellville, AR (Madami) entered into a contract to provide Rotapower engines for Madami International's new All Terrain Vehicle. In support of this effort, Freedom Motors contracted with the Company to provide engineering services to assist with the transfer of documentation and manufacturing process details to Madami. The Freedom/Moller contract is valued at $250,000. The agreement between FM and Madami calls for FM to provide rotors for any engines required by Madami, with a minimum anticipated volume of 100,000 units over eight years and a minimum revenue estimate for the contract of $13.5 million. The Company will receive a 5% royalty on all Freedom Motors sales of products to Madami.

NOTE L- STOCK OPTIONS

The Company has in effect a 1991 Stock Option Plan that allows for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The total shares available for grant under the plan aggregate 7,500,000 of which 941,994 are outstanding at June 30, 2002. This amount excludes 6,000,000 options granted to the Company's founder and CEO, Dr. Paul Moller, which options were granted independently of the plan, and also excludes 2,726,029 in options granted to certain non-employees. The term of granted options shall be a maximum of ten years. Options granted under the Plan generally vest at the rate of 25% per year beginning on December 31st of the option grant year. The option prices for NSO's and ISO's issued to employees who own less than 10% of the outstanding common stock of the Company shall be 85% and 100% of fair market value, respectively. In the case of shareholders who own more than 10% of the Company's common stock, those percentages are adjusted to 100% and 110% of fair market value. Fair market value is determined by the Board of Directors of the Company.

Option activity for the years ended June 30, 2003, 2002,and 2001, is as follows:

                                                                                          Weighted
                                                       Range of                            Average
                                   Total granted    Option Prices       Total vested    Exercise Price
                                 ----------------------------------------------------------------------
Balance at June 30, 2000             9,704,052                                              $1.65
Vested at June 30, 2000                                                   9,160,092         $1.51
                                                                        ============
             Granted                   325,000      $4.54 to $4.58                          $4.55
             Exercised                       -
             Forfeited                (125,000)     $3.24 to $4.58                          $4.37
                                    -----------

Balance at June 30, 2001             9,904,052                                              $1.71
Vested at June 30, 2001                                                   9,273,736         $1.54
                                                                        ============
             Granted                    50,000           $5.50                              $5.50
             Exercised
             Forfeited
                                    -----------

Balance at June 30, 2002             9,954,052                                               $1.73
Vested at June 30, 2002                                                   9,366,970          $1.57
                                                                        ============
             Granted                         -
             Exercised                (146,448)       $.81 to $3.82                          $1.89
             Forfeited                (139,581)      $1.21 to $1.34                          $1.27
                                    -----------

Balance at June 30, 2003             9,668,023
                                    ===========
Vested at June 30, 2003                                                   9,144,555          $1.59
                                                                        =============



Additional option information for the year ended June 30, 2003, is as follows:

                                                     Weighted
                                                      Average
                                       Weighted      Remaining                      Weighted
                                        Average       Life in                        Average
    Price Range        Outstanding       Price         Years       Exercisable        Price
----------------------------------------------------------------------------------------------

   $.81 to $1.34        6,132,320        $1.15         5.08          6,132,320        $1.15
   $1.72 to $2.67       2,462,703        $2.15         0.33          2,462,703        $2.15
   $3.24 to $5.50       1,073,000        $4.17         6.92            549,532        $4.00
                       -----------                                  -----------

                        9,668,023        $1.74                       9,144,555        $1.59
                      =========================                    =========================


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

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum-value method, including a risk-free interest rate of 6% for the 2001 fiscal year 3% risk-free rate for the 2002 and 2003 fiscal years, an estimated life of the options of ten years and no dividend rate or volatility on the stock. The weighted average fair value of stock options granted was $.24, $.47, in 2001 and 2002, respectively. No options were granted for the year ended June 30, 2003.


NOTE M - INCOME TAXES

The Company currently has approximately $24,000,000 in net operating loss (NOLs) carryforwards to offset future federal taxable income. In view of the uncertainty over the Company's ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of approximately $7.5 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance increased by approximately $700,000 for the year ended June 30, 2003. Current IRS regulations limit the ability of a Company to offset net operating loss carryforwards against future federal taxable income when a change in control of the Company, as defined by IRS regulations, has occurred. The Company has not performed any analysis to determine if such a change in control has occurred. Income tax expense for the years presented consists solely of the minimum State franchise tax and is included in other expense in the accompanying statements of operations.

NOTE N - SEC SETTLEMENT

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities laws. The Company's $50,000 fine was accrued as of June 30, 2002, but was reversed during the year ended June 30, 2003.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

There has been no change in the company's executive officers in the past 12 months.

The following is a list of the Board of Directors during this reporting period:

Name                      Current Position
----                      ----------------
Paul S. Moller            President, Chairman of the Board, Director
Jack G. Allison           Vice President of Administration, Director
A. Gordon Vette           Far East Liaison, Director
Robert Davis              Director
Faulkner White            Director
Umesh Khimji              Director
Monty Lee                 Director
Elliott Axelband          Director

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

Gordon Vette, Far East Liaison, Director --Mr. Vette has served as a Moller director since 1987. He was a pilot and Flight Instructor for Air New Zealand from 1958 to 1981. From 1982 until the present he has been a founder and director of Aviation Consultants, Inc. During the same period he was an Airline Inspector and Flight Testing Officer with the Ministry of Transport, New Zealand as well as Chief Flying Instructor with Taupo Air Services. Mr. Vette received his MBA (Distinction) from Massey University in 1993 and concurrently completed a MA in Psychology from the University of Auckland where he specialized in Human Factors. He has just completed his DSc. from Massey University specializing in Human Factors in relation to Virtual Reality and Intelligence Augmentation and its application to flight and flight simulators.

Robert M. Davis, Director--Mr. Davis is the President & Chief Executive Officer of the California Space Authority Inc., a California non-profit corporation founded to promote use of advanced technology developed and manufactured by California companies in all aspects of Space Enterprise. He is the past President and Chief Executive Officer of Kelly Space & Technology, Inc., an early stage development company involved in private development of Reusable Spaceflight Vehicles designed to place satellites and people in orbit. Prior to heading up Kelly, Mr. Davis was employed by Aerojet General Corporation where he progressed through a number of key executive positions that included strategic business and investment resource planning, strategic mergers & acquisitions, and product line management of a $175M per year line of business. Mr. Davis is a graduate of the Harvard University School of Business Administration's Executive Advanced Management Program, UC Davis Executive Management Program and holds a Bachelor of Science in Aeronautical Engineering from California State Polytechnic College. From 1967 and until his retirement in 1996 as a Captain in the US Naval Reserves, Mr. Davis was serving our country as an active and reserve Naval Officer and Aviator, a capacity in which he logged nearly 3,000 hours in a variety of fixed wing and helicopter aircraft. Mr. Davis was selected for the position of Interim Director earlier this year.

Faulkner White, Director--Mr. White received his B.A. in Psychology (Distinction) with a minor in Computer Science from Dartmouth College in 1972. He has consulted for Apple Computer, Motorola and McDonnell Douglas. In 1995 Mr. White collaborated in the development of a new type of breast biopsy gun for Biopsys Medical Inc., developing software to track the efficacy of the new design for the FDA, and subsequently for the customers themselves. He is currently developing Customer Relationship Management software for the laser eye surgery and cosmetic surgery markets. Mr. White is also a certified DBA in Oracle database technology. Umesh Khimji, Director--Mr. Khimji is the Chief Executive Officer of the Ajit Khimji Group of Companies, LLC, Muscat in the Sultanate of Oman. He is a member of the Board of Directors for a total of seven companies in the Sultanate of Oman, three companies in France, two in India, one in the United Kingdom and two here in the United States. He has been instrumental in the start up and direction of private and public companies since 1986. Mr. Khimji's experience includes management, public and private finance, investment planning, development and operations. His firms are actively involved in a variety of market segments including travel & tourism, hotels, resorts; commercial and industrial banking, advertising, construction, contract services, computer software and other types of research and development activities. Mr. Khimji holds a Bachelor of Business Administration from University of San Diego, and is fluent in English, French and several Indian languages. He is experienced in working with people with diverse cultural backgrounds. He was selected as a candidate MI Director when his father, Ajit Khimji, resigned from his position on the Board earlier this year.

E. Monty Lee, CFA, Director--Mr. Lee is a private investor trading listed equities and commodities for family accounts. Previously, he was an executive officer, portfolio manager and Corporate Secretary for a private investment management firm with clients drawn from major domestic corporations, foundations, and high net-worth individuals. His experience includes senior investment management responsibilities with a large public pension fund and several Fortune 500 industrial companies. Additionally, he has held controllership, treasury and auditing positions. Mr. Lee received his B.S. degree from Golden Gate University and attended the University of California, Berkeley MBA program. He is a licensed private pilot.

Elliott Axelband--Director. Current Responsibilities: Research Professor, USC, Dept. of Electrical Engineering-Systems; Director, USC Graduate Program in System Architecture and Engineering; Senior Resident Advisor, RAND Corporation; Member, Board of Governors, IEEE Aerospace Electronics Systems Society; Associate Editor, INCOSE (International Council on Systems Engineering) Journal; Director, Legacy Engineering LLC; Director, Dataraid Inc.; and Member, Systems Engineering Steering Committee, NDIA. Past Responsibilities: Associate Dean for Research Development, USC School of Engineering, '93 - '01; VP, Hughes Electronics (Hughes Aircraft Co.) '58-'93; Member, US Air Force, Scientific Advisory Board, '88 - '92; Hughes Senior Executive to USC School of Engineering Board of Counselors, `88 - '93; Director, NCOSE (National Council on Systems Engineering), '93; Director, INCOSE (International Council of Systems Engineering), `95-'00; Director, IEEE Aerospace Engineering Systems Society, `96-'01. Honors/Awards: Fellow, INCOSE; Air Force Meritorious Civilian Service Award; IEEE Centennial Medal; Fellow, IEEE; President, IEEE Control Society; Hughes Doctoral Fellow & Hughes Master's Fellow; New York State Regent's Scholar. Education: Senior Executive Management Program, UCLA, '84; PhD Control Theory, Applied Mathematics, Computers, UCLA, '66; MSEE, USC, '60; BEE, The Cooper Union, `58

Item 10. Executive Compensation.

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

                       --------------------------------------------------------------------------------------------
                                                                                   Long-term Compensation
                                                               ----------------------------------------------------

                                    Annual Compensation                Awards             Payouts
-------------   ------ --------------------------------------- ------------------------- ---------
 Name and                                                      Restricted    Securities
principal                                       Other Annual      Stock      underlying     LTIP       All other
 position         Year        Salary     Bonus  Compensation     Award(s)   options/SARs   payouts    compensation
                               ($)        ($)       ($)           ($)          (#)           ($)
--------------   ------ ----------------------  --------------- ---------- -------------- ---------- --------------
Paul Moller,      2002    $160,000(1)     $0            $0             $0             0          $0            $0
President
--------------   ------ ----------------------  --------------- ---------- -------------- ---------- --------------
Jack Allison      2002     $30,000(1)     $0            $0             $0             0          $0            $0
Vice-president
--------------   ------ ----------------------  --------------- ---------- -------------- ---------- --------------
(1)      The entire amount shown is deferred at the election of the Executive, not as part of any plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities:

                    Name and Address of       Amount & Nature of      Percent
 Title of Class      Beneficial Owner        Beneficial Ownership     of Class
-------------------------------------------------------------------------------

 Common Stock        Paul S. Moller               27,984,453           64.51%
                     9350 Currey Rd
                     Dixon, CA  95620


Paul S. Moller, President, Director and Chairman of the Board of Directors is the sole shareholder of Moller Corp. Moller Corporation holds legal title to 25,919,909 of the shares of Common stock listed above as beneficially owned by Paul S. Moller. Rosa Maria Moller, the spouse of Paul S. Moller, owns 200,000 shares of Common stock, which are included in the figure above, although she holds them as separate property in her name alone.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2003 and who are beneficial owners of our securities:


Title of Class       Name and Address of      Amount & Nature of      Percent
                     Beneficial Owner        Beneficial Ownership     of Class
-------------------------------------------------------------------------------

 Common Stock        Paul S. Moller                27,796,675          63.77%
                     9350 Currey Rd
                     Dixon, CA  95620

 Common Stock        Jack Allison                     269,633           0.62%
                     5947 Jeanie Dr.
                     Sacramento, CA 95842


 Common Stock        A. Gordon Vette                   94,734           0.22%
                     75 Reinga Rd
                     Bay of Islands
                     New Zealand

-------------------------------------------------------------------------------
 Common Stock        Officers and Directors         28,161,042          64.60%
                     as a group



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 5  - OTHER INFORMATION

Exhibit 1.

On 24 April 2003, Moller International was issued a new patent by Australia (see 756250 below) entitled Rotary Engine Having Enhanced Charged Cooling and Lubrication. The following is a current listing of all U.S. and Foreign Patents:

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

Foreign Patents

1,264,714         Robotic air vehicle            Canada                1990
  105,073         VTOL aircraft                  Australia             1989
   63,994         VTOL aircraft                  Canada                1989
   22,192         VTOL aircraft                  New Zealand           1989
1,054,212         VTOL aircraft                  United Kingdom        1988
  266,288         VTOL aircraft                  France                1989
M880,250.1        VTOL aircraft                  Germany               1988
2.075,043-0       VTOL aircraft                  Canada                1992
  636,273         VTOL aircraft                  Australia             1993
  880,318         VTOL aircraft                  Japan                 1993
  0513245         VTOL aircraft                  Europe                1996
  4653/95         Rotary engine coating          Korea                 1995
  472,696         Air vehicle                    U.S.A.                1990
  3385273         Charge cooled rotary           Japan                 2018
  756250          Rotary engine-charge cooled    Australian            2018


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

                                              MOLLER INTERNATIONAL, INC.

October 10, 2003                              /s/ Dr. Paul S. Moller
-------------------                           ---------------------------
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


     SIGNATURE                      TITLE                         DATE
     ---------                      -----                         ----


/s/ Dr. Paul S. Moller        President, Director               10/10/03
-----------------------       Acting Chief Financial
                              Officer


/s/ Peter McFadden            Controller                        10/10/03
-----------------------


/s/ Jack G. Allison           Vice president, Director          10/10/03
-----------------------


/s/ A. Gordon Vette           Director                          10/10/03
-----------------------


/s/ Robert Davis              Director                          10/10/03
-----------------------


/s/ Faulkner White            Director                          10/10/03
-----------------------


/s/ Umesh Khimji              Director                          10/10/03
-----------------------


/s/ Monty Lee                 Director                          10/10/03
-----------------------


/s/ Elliott Axelband          Director                          10/10/03
-----------------------

                                 CERTIFICATIONS

I, Paul S. Moller, certify that:

1. I have reviewed this annual report on Form 10-KSB of Moller International;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 10, 2003

/s/ Paul S. Moller
-------------------------
Chief Executive Officer

I, Paul S. Moller, certify that:

1. I have reviewed this annual report on Form 10-KSB of Moller International;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 10, 2003

/s/ Paul S. Moller
------------------------------
Acting Chief Financial Officer