Form 10QSB
period 2003-09-30
MOLLER INTERNATIONAL INC
filed 2003-11-17
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                               ---------------------

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

Yes                    No
    -------               -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 43,592,272 shares of our common stock have been issued and are outstanding as of November 14, 2003.

       Transitional Small Business Disclosure Format (check one):

Yes                        No             X
       ------------                 -------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2003 and its results of operations and its cash flows for the three months ended September 30, 2003 and 2002.

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (UNAUDITED)

                                   ASSETS

                                                    ---------------
CURRENT ASSETS
Cash                                                       $ 4,553
Accounts receivable                                        161,846
                                                    ---------------
Total current assets                                       166,399

PROPERTY AND EQUIPMENT,
    net of accumulated depreciation                         84,405

OTHER ASSETS                                                   458
                                                    ---------------
Total other assets                                             458
                                                    ---------------
                                                         $ 251,262
                                                    ===============

          LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         $ 147,624
Accrued expenses                                           399,900
Notes payable - majority shareholder                     1,174,126
Notes payable - minority shareholders                      194,724
Other notes payable                                        578,331
Customer deposits                                          422,500
                                                    ---------------
Total current liabilities                                2,917,205

LONG TERM LIABILITIES
Capitalized leases payable                                   1,744
Deferred wages                                           1,249,709
                                                    ---------------
Total long term liabilities                              1,251,453
                                                    ---------------
Total liabilities                                        4,168,658

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000
    shares, no par value, issued and
    outstanding, 43,590,269 shares at
    September 30, 2003                                  25,014,047
    Accounts receivable from related party                (932,667)
Accumulated deficit                                    (27,998,776)
                                                    ---------------
Total deficit in stockholders' equity                   (3,917,396)
                                                    ---------------
                                                         $ 251,262
                                                    ===============


            See the accompanying notes to the financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                   (UNAUDITED)
                                                   3 MONTHS ENDED SEPTEMBER 30:

                                                        2003           2002
                                                   ------------- --------------
INCOME

Contract revenues                                   $    89,710    $    94,185
Miscellaneous                                             1,539          4,142
                                                   ------------- --------------
Total income                                             91,249         98,327

EXPENSES

Project labor                                            56,038        124,531
Project materials                                         2,828         43,535
Project subcontracted services                            8,908         34,892
Administrative salaries and wages                        78,821         81,316
Other labor                                               4,255          8,172
Employee benefits and payroll taxes                      49,750         45,723
Marketing materials                                          80          8,857
Office and shop supplies                                  6,229          8,523
Shipping and postage                                      1,557          7,399
Telephone                                                 2,186          2,379
Travel, automotive, meals                                 6,803          8,879
Legal, accounting, and consulting fees                   19,401         44,105
Patent expense                                            6,693          6,635
Rent expense to majority shareholder                    129,246        112,573
Utilities                                                12,601         13,608
Repairs and maintenance                                     836          1,488
Insurance                                                23,577         13,772
Depreciation and amortization expense                    11,001         17,145
Property, sales and use taxes                             4,557          4,427
Bank and loan fees                                          304            363
Other expenses                                            4,902          3,004
                                                   ------------- --------------
Total expenses                                          430,573        591,326
                                                   ------------- --------------

Loss from operations                                   (339,324)      (492,999)

OTHER EXPENSES
       Interest                                         (10,915)        (6,198)
                                                   ------------- ---------------
                Total other expenses                    (10,915)        (6,198)
                                                   ------------- ---------------

NET LOSS                                             $ (350,239)    $ (499,197)
                                                   ============= ==============

Loss per common share, basic and diluted                 ($0.01)        ($0.01)
                                                   ============= ==============

Weighted average common shares outstanding           43,590,269     43,472,025
                                                   ============= ==============


            See the accompanying notes to the financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED

CASH FLOWS FROM OPERATING ACTIVITIES                         9/30/2003     9/30/2002
                                                            ------------ ------------
Net loss                                                    $  (350,239) $  (499,197)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                    11,001       17,145

Deferred wages                                                   47,500       47,500
Increase (decrease) in
Accounts receivable                                             (85,755)      16,427
Increase (decrease) in
Accounts payable                                                (90,814)      55,355
Customer deposits                                                20,000            -
Accrued expenses                                                (12,949)      26,131
                                                            ------------ ------------
Net cash used in operating activities                          (461,256)    (336,639)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties           31,000       36,500
      Increase (decrease) in notes payable from officer         433,871           19
      Reduction in notes payable and capital leases                (744)        (876)
Proceeds from sale of common stock and exercise of options            -      122,078
Repurchases of common stock                                           -            -
                                                            ------------ ------------
Net cash provided by financing activities                       464,127      157,721
                                                            ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                                                 -       (3,559)
                                                            ------------ ------------


NET INCREASE (DECREASE) IN CASH                                   2,871     (182,477)

CASH, BEGINNING OF PERIOD                                         1,682      206,402
                                                            ------------ ------------

CASH, END OF PERIOD                                         $     4,553  $    23,925
                                                            ============ ============

Cash paid during the period for:

   Interest                                                 $         -  $     6,966
                                                            ============ ============
   Income taxes
                                                            ============ ============


            See the accompanying notes to the financial statements.

                           MOLLER INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Three Months Ended September 30, 2003 vs. September 30, 2002

The Company's net loss for the three months ended September 30, 2003 was $350,259 or $0.01 loss per share, and remains constant when compared to a net loss of $499,197 or $0.01 loss per share for the three months ended September 30, 2002. There were significant decreases in project costs and general and administrative costs that account for the $148,958 decrease in the Company's net loss. The current three-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. The only significant difference in operations between the two interim periods was the receipt of $464,127 from financing activities versus the $157,721 during this period last year. .

On July 12, 2002, the Company completed a successful hover flight of the M400 Skycar. Completion of this test flight triggered the option exercise period for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, with the exercise period ending on October 10, 2002. Subsequently, we have extended the exercise date to a period ending 45 days after Moller International's stock has begun trading on the NASDAQ OTC-BB, should that event occur. There is no assurance that the holders will exercise all or any portion of such options over and above those already exercised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additional borrowings are anticipated throughout this year to maintain operations until a significant portion of the flight-related stock purchase options described above are exercised. If a significant portion of the stock options are not exercised, the Company may consider other sources of financing, but it cannot be assured of its ability to raise additional capital in the future.

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

                                 MOLLER INTERNATIONAL, INC.

November 17, 2003                /s/ Paul S. Moller
------------------               ----------------------
Date                             Dr. Paul S. Moller
                                 President, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE               TITLE                            DATE
---------               -----                            ----

/s/ Dr. Paul S. Moller  President, Director          11/17/03
-----------------------

/s/ Brett Kihara        Controller                   11/17/03
-----------------------

/s/ Jack G. Allison     Vice president, Director     11/17/03
-----------------------

/s/ A. Gordon Vette     Director                     11/17/03
-----------------------

                                 CERTIFICATIONS

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

Date: November 17, 2003

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

Date: November 17, 2003


/s/ Paul S. Moller
--------------------------
Chief Financial Officer