Form 10QSB
period 2003-12-31
MOLLER INTERNATIONAL INC
filed 2004-02-19
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2003
                               ---------------------

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

Yes                    No
    -------               -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 43,590,269 shares of our common stock have been issued and are outstanding.


       Transitional Small Business Disclosure Format (check one):

Yes                        No             X
       ------------                 -------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2003 and its results of operations and its cash flows for the six months ended December 31, 2003.

                         MOLLER INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                             December 31, 2003
                                (Unaudited)


                                   ASSETS

CURRENT ASSETS
Cash                                                          $ (278,752)
Accounts receivable                                               89,380
                                                      -------------------
Total current assets                                            (189,372)

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation                              73,440

OTHER ASSETS                                                         458
                                                      -------------------
Total other assets                                                   458
                                                      -------------------
                                                              $ (115,474)
                                                      ===================

          LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $ 124,841
Accrued expenses                                                 478,701
Notes payable - majority shareholder                           1,081,107
Notes payable - minority shareholders                            106,309
Other notes payable                                              822,293
Customer deposits                                                422,500
                                                      -------------------
Total current liabilities                                      3,035,751

LONG TERM LIABILITIES
Capitalized leases payable                                           982
Deferred wages                                                 1,289,706
                                                      -------------------
Total long term liabilities                                    1,290,688
                                                      -------------------

Total liabilities                                              4,326,439


DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
       no par value, issued and outstanding,
       43,590,269 shares at December 31, 2003                 25,014,047
      Accounts receivable from related party                    (932,667)
Accumulated deficit                                          (28,523,293)
                                                      -------------------
Total deficit in stockholders' equity                         (4,441,913)
                                                      -------------------

                                                              $ (115,474)
                                                      ===================


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                        (Unaudited)                   (Unaudited)
                                                6 Months Ended December 31:    3 Months Ended December 31:
                                                   2003            2002            2003           2002
                                              --------------- --------------- --------------- --------------
INCOME
Contract revenues                                   $ 96,748       $ 107,947         $ 7,038       $ 13,762
Miscellaneous                                          9,963          12,274           8,424          8,132
                                              --------------- --------------- --------------- --------------
Total income                                         106,711         120,221          15,462         21,894

EXPENSES
Project labor                                        145,136         258,542          89,098        134,011
Project materials                                     23,873          85,710          21,045         42,175
Project subcontracted services                        27,888          65,878          18,980         30,986
Administrative salaries and wages                    157,742         173,382          78,921         92,066
Other labor                                            9,566          19,492           5,311         11,320
Employee benefits and payroll taxes                  110,891          96,842          61,141         51,119
Marketing materials                                       80          13,298               -          4,441
Office and shop supplies                              14,629          18,017           8,400          9,494
Shipping and postage                                   6,627          13,660           5,070          6,261
Telephone                                              4,392           4,756           2,206          2,377
Travel, automotive, meals                             12,991          18,472           6,188          9,593
Legal, accounting, and consulting fees                45,016          60,033          25,615         15,928
Patent expense                                        26,727          13,138          20,034          6,503
Rent expense to majority shareholder                 267,610         252,869         138,364        140,296
Utilities                                             27,026          25,343          14,425         11,735
Repairs and maintenance                                3,069           2,043           2,233            555
Insurance                                             33,060          21,157           9,483          7,385
Depreciation and amortization expense                 21,966          34,289          10,965         17,144
Property, sales and use taxes                          4,557           4,427               -              -
Bank and loan fees                                       685           1,007             381            644
Other expenses                                         6,231          15,271           1,329         12,267
                                              --------------- --------------- --------------- --------------
Total expenses                                       949,762       1,197,626         519,189        606,300
                                              --------------- --------------- --------------- --------------
Loss from operations                                (843,051)     (1,077,405)       (503,727)      (584,406)

OTHER EXPENSES
       Interest                                      (31,704)        (12,660)        (20,789)        (6,462)
                                              --------------- ------------------------------- --------------
                Total other expenses                 (31,704)        (12,660)        (20,789)        (6,462)
                                              --------------- ------------------------------- --------------
NET LOSS                                          $ (874,755)   $ (1,090,065)     $ (524,516)    $ (590,868)
                                              =============== =============== =============== ==============
Loss per common share, basic and diluted              ($0.02)         ($0.03)         ($0.01)        ($0.01)
                                              =============== =============== =============== ==============
Weighted average common shares outstanding        43,590,269      43,555,793      43,590,269     43,472,207
                                              =============== =============== =============== ==============


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                         Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                                12/31/2003      12/31/2002
                                                                  --------------- --------------
                                                                    (Unaudited)     (Unaudited)

Net loss                                                              $ (874,755)  $ (1,090,065)
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                             21,966         34,289
Stock issued for services                                                      -            478
Deferred wages                                                            87,497         71,463
Increase (decrease) in
  Accounts receivable                                                      (13,891)        63,679
Increase (decrease) in
  Accounts payable                                                        (112,996)       129,514
Customer deposits                                                         20,000          5,000
Accrued expenses                                                          65,852         75,134
                                                                  --------------- --------------
Net cash used in operating activities                                   (806,327)      (710,508)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase  in notes payable - third parties                         274,962              -
Increase (decrease) in notes payable - related parties                   (90,912)        81,700
      Increase (decrease) in notes payable from officer                  343,349        124,801
      Reduction in notes payable and capital leases                       (1,506)        (1,601)
Proceeds from sale of common stock and exercise of options                     -        316,460
                                                                  --------------- --------------
Net cash provided by financing activities                                525,893        521,360
                                                                  --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                          -         (3,217)
                                                                  --------------- --------------
Net cash used in  investing activities                                         -         (3,217)
                                                                  --------------- --------------

NET INCREASE (DECREASE) IN CASH                                         (280,434)      (192,365)

CASH, BEGINNING OF PERIOD                                                  1,682      $ 206,402
                                                                  --------------- --------------

CASH, END OF PERIOD                                                   $ (278,752)      $ 14,037
                                                                  =============== ==============
Cash paid during the period for:
   Interest                                                             $ 24,298            $ -
                                                                  =============== ==============
   Income taxes                                                              $ -          $ 800
                                                                  =============== ==============

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Six Months Ended December 31, 2003 vs. December 31, 2002

The Company's net loss for the six months ended December 31, 2003 was $874,755 or $0.02 loss per share, and remains constant when compared to a net loss of $1,090,065 or $0.03 loss per share for the six months ended December 31, 2002. There were significant decreases in project costs and general and administrative costs that account for the $215,310 decrease in the Company's net loss. The Balance Sheet reflects a negative cash balance of $278,752 that was carried over into fiscal Q3 and was resolved in February 2004. The current six-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products.

Additional borrowings are anticipated throughout this year to maintain operations until a significant portion of the flight-related stock purchase options are exercised. If a significant portion of the stock options are not exercised, the Company may consider other sources of financing, but it cannot be assured of its ability to raise additional capital in the future.


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

   3.1              Articles of Incorporation (previously
                    filed as Exhibit 3.1 to the Company's Form
                    10-SB filed on E.D.G.A.R. September 21,
                    2001)

   3.2 By-laws of the Company (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)

  31.1              President/CFO Section 302 Certification

  32.1              President/CFO Section 906 Certification

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MOLLER INTERNATIONAL, INC.

February 18, 2004                /s/ Paul S. Moller
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


SIGNATURE               TITLE                            DATE
---------               -----                            ----
/s/ Dr. Paul S. Moller  President, Director                   2/18/04
-----------------------
/s/ Brett Kihara        Controller                            2/18/04
-----------------------
/s/ Jack G. Allison     Vice president                        2/18/04
-----------------------
/s/ A. Gordon Vette     Director                              2/18/04
-----------------------