Form 10QSB
period 2004-03-31
MOLLER INTERNATIONAL INC
filed 2004-05-17
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2004 and its results of operations and its cash flows for the nine months ended March 31, 2004.

                         MOLLER INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                               March 31, 2004


                                                                (Unaudited)
                                   ASSETS
                                                             ---------------
CURRENT ASSETS
Cash                                                               $ 45,240
Accounts receivable                                                  44,184
                                                             ---------------
Total current assets                                                 89,424

PROPERTY AND EQUIPMENT,
   net of accumulated depreciation                                   62,771

OTHER ASSETS                                                            458
                                                             ---------------
Total other assets                                                      458
                                                             ---------------

                                                                  $ 152,653
                                                             ===============

               LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                  $ 136,725
Accrued expenses                                                    680,303
Notes payable - majority shareholder                              1,440,922
Notes payable - minority shareholders                               107,901
Other notes payable                                               1,047,317
Customer deposits                                                   422,500
                                                             ---------------
Total current liabilities                                         3,835,668

LONG TERM LIABILITIES
Capitalized leases payable                                              459
Deferred wages                                                    1,329,706
                                                             ---------------
Total long term liabilities                                       1,330,165
                                                             ---------------
Total liabilities                                                 5,165,833


DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
   no par value, issued and outstanding,
   43,590,269 shares at December 30, 2003                        25,014,047
Accounts receivable from related party                                    0
Accumulated deficit                                             (30,027,227)
                                                             ---------------
Total deficit in stockholders' equity                            (5,013,180)
                                                             ---------------

                                                                  $ 152,653
                                                             ===============

              See accompanying notes to the financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                                       (Unaudited)
                                                  9 Months Ended March 31:       3 Months Ended March 31:
                                                   2004            2003            2004           2003
                                              --------------- --------------- --------------- --------------
INCOME
Contract revenues                                  $ 352,589       $ 105,393       $ 255,841       $ (2,554)
Miscellaneous                                         14,595          16,220           4,632          3,946
                                              --------------- --------------- --------------- --------------
Total income                                         367,184         121,613         260,473          1,392

EXPENSES
Project labor                                        212,346         369,045          67,210        110,503
Project materials                                     40,785         110,725          16,912         25,015
Project subcontracted services                        30,529          92,238           2,641         26,360
Administrative salaries and wages                    225,390         262,277          67,648         88,895
Other labor                                           12,182          29,187           2,616          9,695
Employee benefits and payroll taxes                  158,986         151,768          48,095         54,926
Marketing materials                                    1,218          16,341           1,138          3,043
Office and shop supplies                              19,260          25,151           4,631          7,134
Shipping and postage                                   9,753          17,334           3,126          3,674
Telephone                                              6,848           7,143           2,456          2,387
Travel, automotive, meals                             16,509          18,788           3,518            316
Legal, accounting, and consulting fees                93,134          83,565          48,118         23,532
Patent expense                                        37,578          35,798          10,851         22,660
Rent expense to majority shareholder                 391,810         365,442         124,200        112,573
Utilities                                             35,568          34,267           8,542          8,924
Repairs and maintenance                                3,744           2,676             675            633
Insurance                                             48,053          37,096          14,993         15,939
Depreciation and amortization expense                 32,605          51,434          10,639         17,145
Property, sales and use taxes                         19,837           6,484          15,280          2,057
Bank and loan fees                                     1,201           1,999             516            992
Other expenses                                        12,843          36,725           6,612         21,454
                                              --------------- --------------- --------------- --------------
Total expenses                                     1,410,179       1,755,483         460,417        557,857
                                              --------------- --------------- --------------- --------------

Loss from operations                              (1,042,995)     (1,633,870)       (199,944)      (556,465)

OTHER EXPENSES
       Interest                                     (127,582)        (24,973)        (95,878)       (12,313)
                                              --------------- ------------------------------- --------------
                Total other expenses                (127,582)        (24,973)        (95,878)       (12,313)
                                              --------------- ------------------------------- --------------

NET LOSS                                        $ (1,170,577)   $ (1,658,843)     $ (295,822)    $ (568,778)
                                              =============== =============== =============== ==============

Loss per common share, basic and diluted              ($0.03)         ($0.04)         ($0.01)        ($0.01)
                                              =============== =============== =============== ==============

Weighted average common shares outstanding        43,590,269      43,555,992      43,590,269     43,592,471
                                              =============== =============== =============== ==============

              See accompanying notes to the financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                           (Unaudited)
                                                                        Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                                 03/31/04       03/31/03
                                                                  --------------- --------------
Net loss                                                            $ (1,170,577)  $ (1,658,843)
Adjustments to reconcile net loss to net cash
used in operating activities
   Increase in receivable to affiliate                                  (275,445)             -
Depreciation and amortization                                             32,605         51,434
Stock issued for services                                                      -            478
Deferred wages                                                           127,497        118,963
Increase (decrease) in
Accounts receivable                                                       31,305         65,131
Increase (decrease) in
Accounts payable                                                        (101,714)       306,039
Customer deposits                                                         20,000          5,000
Accrued expenses                                                         267,454        219,568
                                                                  --------------- --------------
Net cash used in operating activities                                 (1,068,875)      (892,230)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase  in notes payable - third parties                         499,986        154,200
Increase (decrease) in notes payable - related parties                   (89,320)       291,009
      Increase (decrease) in notes payable from officer                  703,164         (2,025)
      Reduction in notes payable and capital leases                       (2,029)       316,460
                                                                  --------------- --------------
Net cash provided by financing activities                              1,111,801        759,644
                                                                  --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                        632         (3,217)
                                                                  --------------- --------------
Net cash used in  investing activities                                       632         (3,217)
                                                                  --------------- --------------

NET INCREASE (DECREASE) IN CASH                                           43,558       (135,803)

CASH, BEGINNING OF PERIOD                                                  1,682      $ 206,402
                                                                  --------------- --------------

CASH, END OF PERIOD                                                     $ 45,241       $ 70,599
                                                                  =============== ==============

Cash paid during the period for:
   Interest                                                                             $ 6,848

                                                                  =============== ==============
   Income taxes                                                                           $ 800
                                                                  =============== ==============

              See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nine Months Ended March 31, 2004 vs. March 31, 2003

The Company's net loss for the nine months ended March 31, 2004 was $1,170,577 or $0.03 loss per share, and remains constant when compared to a net loss of $1,658,843 or $0.04 loss per share for the nine months ended March 31, 2003. There were significant decreases in project costs and general and administrative costs that account for the $488,266 decrease in the Company's net loss. The current nine-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products.

Additional borrowings are anticipated throughout this year to maintain operations until a significant portion of the outstanding flight-related stock purchase options are exercised. The source of borrowing will be from the majority stockholder, Dr. Paul Moller. The Board of Directors will authorize the terms and amount to be borrowed. If significant portions of the stock options are not exercised, the Company may consider other sources of financing, but it cannot be assured of its ability to raise additional capital in the future.


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


 5/17/04                   /s/ Paul S. Moller
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


SIGNATURE                  TITLE                            DATE
---------                  -----                            ----
/s/ Dr. Paul S. Moller     President, Director              5/17/04

-----------------------

/s/ Brett Kihara           Controller                       5/17/04
-----------------------

/s/ Jack G. Allison        Vice president                   5/17/04
-----------------------

/s/ A. Gordon Vette        Director                         5/17/04
-----------------------