Form 10KSB
period 2004-06-30
MOLLER INTERNATIONAL INC
filed 2004-11-03
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              ---             SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: JUNE 30, 2004

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              ---            SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to __________

                   Commission File No.:  0-33173
                                        ---------

                           Moller International, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                California                               68-0006075
       -------------------------------               -------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or  organization)               Identification No.)


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95616
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (530) 756-5086
                    Issuer's Facsimile number: (530) 756-5179


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for this fiscal year are $456,609.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of 30 June 2004, the Company had 44,020,269 common shares issued and outstanding, with a total of 15,859,248 owned by non-affiliates. As of 30 June 2004, the closing price of such common equity was $1.32 per share, giving an aggregate market value of the voting and non-voting common equity held by non-affiliates as $20,934,207.36.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of 30 June 2004, the company had 44,020,269 common shares issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


                                   OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in the state of California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model is currently under development and testing and is projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar(tm)." A related product we are developing is the Aerobot(R) line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we were able to test-fly a production prototype in 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

Moller International, Inc. is named as a defendant in a lawsuit pending in Yolo County, California Superior Court captioned Houlihan v. Moller International, Inc., et al. The Complaint, filed in January of 2004 in Sacramento County Superior Court and later transferred to Yolo County Superior Court, alleges that the Company violated certain federal and state securities laws at the time the plaintiff purchased his shares of common stock in the Company, and later when the Company offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest. The Company's Answer was filed in September 2004, and initial discovery commenced in early October 2004.

The Company intends to contest the case vigorously and while it is too early to assess the likelihood of a favorable outcome or the amount or range of potential loss, the Company and its counsel currently believe that there exist multiple viable defenses to the causes of action in the Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC (over-the-counter) stock market. According to Yahoo Financial data, the average adjusted closing price has ranged from a low of $1.30 to a high of $1.45 per share during this reporting period and The Motley Fool (www.fool.com) shows the 52-week average trading volume of 8,800 shares per trading day (as of 22 September 2004).

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

                                                High         Low
2002-Q3 (28 Aug to 30 Sep 2002)              $    7.50   $    4.15
2002-Q4 (1 Oct 2002 to Dec 31, 2002)         $    6.50   $    2.00
2003-Q1 (2 Jan 2003 to 31 March 2003)        $    2.20   $    0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)          $    1.00   $    0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)          $    0.90   $    0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)          $    2.30   $    0.65
2004-Q1 (2 Jan 2004 to 31 Mar 2004)          $    1.50   $    0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)          $    1.45   $    1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)         $    2.12   $    0.95


Shareholders of Record

As of 18 October 2004 there are 604 shareholders of record for common shares of Moller International.

Dividends

The holders of our common stock have equal ratable rights to dividends from funds legally available for dividend payments when, as and if declared by the Board of Directors of the Company.

To date we have not paid or declared any dividends and we have no intention of declaring or paying any dividends in the foreseeable future.

If we decide to pay dividends, that decision will be made by our Board of Directors, which will likely consider, among other things, our earnings, our capital requirements and our financial condition, as well as other relevant factors. Our Board of Directors may declare and pay dividends to the Company's shareholders in the form of bonus shares. The shareholders would receive bonus shares in lieu of cash dividends, if any, declared and paid by the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year Ended June 30, 2004

Moller International continues its research and development activities on the Skycar project with the objective of improving flight duration and range of the aircraft. These efforts are an extension of successful flights throughout the previous year and extensive ongoing engine tests, which we believe, will result in incremental improvements to the existing prototype, future prototypes and/or production aircraft, should we continue to operate. In addition, the Company continued its efforts to help Freedom Motors promote the Rotapower engine and assisted in discussions that resulted in Freedom Motor receiving two contracts for engine sales and development. Staffing levels dropped in the second half of the year as available funding fell and costs for general and administrative functions decreased accordingly.

Year 2004 compared to 2003

Results of operations for the 2004 fiscal year did not vary significantly from 2003. The Company incurred net losses, on a consolidated basis, of $2,007,144 and $1,822,655 in fiscal 2003 and 2004 respectively.

Consolidated loss per share was $.05 and $.04 for the 2003 and 2004 fiscal years, respectively. The Company generated no significant amount of revenue in either fiscal year. The Company is currently using cash to fund operations at an approximate rate of $85,000 per month, net of engineering revenue received, with the significant non-cash charges being depreciation and amortization of approximately $45,000 per year, the deferral of certain executive salaries at an annual rate of $160,000 per year and the deferral of building rent approximately $200,000 per year.

Salaries and wages, including benefits, remained relatively constant, representing 45% and 53% of total expenses for the 2003 and 2004 fiscal years, respectively. As cash on hand dropped, most employees voluntarily consented to defer pay, resulting in a total of $ 188,044 of accumulated short-term deferred payroll as of 30 June 2004. Interest expense increased by $144,240 during the

2004 year primarily as a result of the accrual of interest on the company's loans from Milk Farm Associates (Milk Farm), a related entity by virtue of the fact that Dr. Moller is the general partner in Milk Farm and has a 37.7% ownership interest. The loan from Milk Farm is unsecured. It is due on demand and carries a 15% annual interest rate. At the fiscal year-end 2004, the outstanding principal amount was $516,142. There has been no accrual of interest on the loan with Pelican Ventures. See Note F to the Financial Statements.

Contract revenues increased by $292,168 in 2004 over 2003, primarily due to contract revenue received from Freedom Motors. The UC Davis contract was extended to the end of 2003, and the bulk of the billable contract revenue from the cost-shared program was reflected in the prior Fiscal Year. Miscellaneous revenues decreased by $3,342. These decreases are not indicative of any meaningful revenue trends. Total operating expenses decreased by $328,729.

ITEM 7. FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT




To the Stockholders
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheet of Moller International, Inc. and subsidiaries (the Company) as of June 30, 2004 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moller International, Inc., and subsidiaries as of June 30, 2004, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



San Jose, California
October 10, 2004

                          MOLLER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004



ASSETS
CURRENT ASSETS
Cash                                                                $ 1,715
Accounts receivable                                                  51,339
                                                               -------------
Total current assets                                                 53,054

PROPERTY AND EQUIPMENT, net of accumulated depreciation              52,258


                                                               -------------
TOTAL ASSETS                                                      $ 105,312
                                                               =============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                   $ 88,831
Accrued expenses                                                  1,055,011
Notes payable - majority shareholder                              1,312,899
Notes payable - minority shareholders                               106,096
Note payable - related party                                        516,142
Other notes payable                                                 526,235
Customer deposits                                                   422,500
                                                               -------------
Total current liabilities                                         4,027,714
LONG TERM LIABILITIES

Deferred wages                                                    1,369,706
                                                               -------------
Total long term liabilities                                       1,369,706
                                                               -------------
Total liabilities                                                 5,397,420

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value,
       issued and outstanding, 44,020,269 shares                 25,392,447
      Accounts receivable from related party                     (1,210,248)
Accumulated deficit                                             (29,474,307)
                                                               -------------
Total deficit in stockholders' equity                            (5,292,108)
                                                               -------------
TOTAL LIABILITIES AND DEFICIT IN
STOCKHOLDERS' EQUITY                                              $ 105,312
                                                               =============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEAR ENDING JUNE 30,


                                                       2004           2003
                                                  -------------  -------------
INCOME
Contract revenues                                 $          -   $    105,393
Freedom Motors Revenue                                 342,417              -
Madami revenues                                         96,749         41,605
Miscellaneous                                           17,443         20,785
                                                  -------------  -------------
Total income                                           456,609        167,783

EXPENSES
Project labor                                          263,013        422,841
Project materials                                       42,566        118,835
Project subcontracted services                          43,119        138,671
Administrative salaries and wages                      681,908        347,259
Other labor                                             18,129         35,329
Employee benefits and payroll taxes                    168,033        183,806
Marketing materials                                      2,308         16,469
Office and shop supplies                                23,393         29,587
Shipping and postage                                    11,493         20,231
Telephone                                                9,277         10,429
Travel, automotive, meals                               22,865         21,115
Legal, accounting, and consulting fees                  79,533         91,955
Patent expense                                          43,030         41,918
Rent expense to majority shareholder                   516,010        450,513
Utilities                                               46,363         43,085
Repairs and maintenance                                  5,085          3,876
Insurance                                               48,849         42,065
Depreciation and amortization expense                   43,148         62,565
Sales and use taxes                                     20,020          8,884
Bank and loan fees                                       1,637          2,401
Other expenses                                           8,055         45,903
                                                  -------------  -------------
Total expenses                                       2,097,834      2,137,737
                                                  -------------  -------------

Loss from operations                                (1,641,225)    (1,969,954)

OTHER EXPENSE
       Interest                                       (181,430)       (37,190)
                                                  ----------------------------
                Total other expenses                  (181,430)       (37,190)
                                                  ----------------------------
NET LOSS                                          $ (1,822,655)  $ (2,007,144)
                                                  =============  =============

Loss per common share, basic and diluted                ($0.04)        ($0.05)
                                                  =============  =============

Weighted average common shares outstanding          43,769,436     43,537,012
                                                  =============  =============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEAR ENDED JUNE 30,

                                                          2004          2003
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (1,822,655) $ (2,007,144)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                              43,148        62,565
Stock issued for services                                 378,400           478
Deferred wages                                            167,497       166,463
Decrease in accounts receivable
and other assets                                           24,608           548
Increase (decrease) in
Accounts payable                                         (149,608)       58,734
Customer deposits                                        (260,695)      270,661
Accrued expenses                                          642,162       321,586
                                                     ------------- -------------
Net cash used in operating activities                    (977,143)   (1,126,109)

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                              -
      Procceeds from notes payable - related party        516,142             -
Increase (decrease) in notes payable - others            (112,221)      186,471
      Net increase in notes payable from officer          575,141       419,421
      Reduction in notes payable and capital leases        (2,488)       (2,743)
Proceeds from sale of common stock                              -       316,459
                                                     ------------- -------------
Net cash provided by financing activities                 976,574       919,608
                                                     ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Customer deposits                                         -         5,000
(Purchase) disposal of equipment                              602        (3,219)
                                                     ------------- -------------
Net cash used in  investing activities                        602         1,781
                                                     ------------- -------------

NET INCREASE (DECREASE) IN CASH                                33      (204,720)

CASH, BEGINNING OF PERIOD                                   1,682       206,402
                                                     ------------- -------------

CASH, END OF PERIOD                                       $ 1,715       $ 1,682
                                                     ============= =============

Cash paid during the period for:
   Interest                                              $ 15,105      $ 86,625
                                                     ============= =============
   Income taxes                                           $ 2,400       $ 2,400
                                                     ============= =============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                          TWO YEARS ENDED JUNE 30, 2004


                                                          Common Stock              Accumulated      Related Party
                                                     Shares          Amount           Deficit          Receivable         Total
                                                 ---------------------------------------------------------------------------------

Balances at July 1, 2002                             43,377,424       23,965,764      (25,641,394)     (1,203,428)     (2,879,058)

Sales of common stock                                     5,333           40,000                -               -          40,000
Exercise of options by conversion of debt               146,448          276,460                -               -         276,460
Conversion of debt into common stock                     61,000          143,200                -               -         143,200
Shares received for services                                 64              478                -               -             478
Proceeds from previously issued shares                        -          588,145                -               -         588,145
Decrease in receivable from related party                     -                -                -         270,761               -
Net loss for the year                                         -                -       (2,007,144)              -      (2,007,144)
                                                 ---------------------------------------------------------------------------------

Balances at June 30, 2003                            43,590,269       25,014,047      (27,648,538)       (932,667)     (3,567,158)

Prior Period Adjustment                                       -                -           (3,114)       (277,581)       (280,695)
                                                 ---------------------------------------------------------------------------------

Balances at June 30, 2003, as restated               43,590,269       25,014,047      (27,651,652)     (1,210,248)     (3,847,853)

Commons Stock issued                                    430,000          378,400                -               -         378,400
Net loss for the year                                         -                -       (1,822,655)              -      (1,822,655)
                                                 ---------------------------------------------------------------------------------

Balances at June 30, 2004                            44,020,269     $ 25,392,447     $(29,474,307)    $(1,210,248)    $(5,292,108)
                                                 =================================================================================


                 See accompanying notes to financial statements

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company), (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc., (AI).

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 58.9% of the outstanding common stock of the Company. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

The Company has historically entered into several lines of revenue-producing business activities including the design and development of rotary engines, remotely controlled flying vehicles, automotive mufflers and vertical takeoff and landing aircraft. The Company has for the past fourteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing
(VTOL) vehicle known as the Skycar. The Skycar program is still in the development stage at this point.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2004, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 9,800,000 shares.

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


Property and equipment consist of the following at
                                                    June 30:
                                          -------------------------
                                               2004        2003
                                          ------------ ------------

    Production and R&D Equipment            $ 393,158    $ 393,758
    Computer equipment and software           417,876      417,876
    Furniture and fixtures                     75,651       75,651
                                          ------------ ------------
                                              886,685      887,285
       Less accumulated depreciation        (834,427)    (791,278)
                                          ------------ ------------
                                            $  52,258      $96,007
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

The company performs contract services for its former subsidiary, Freedom Motors
(FM). In accordance with the Technology Development and License Agreement between Moller International and FM, dated October 28, 1999, the Company provides FM the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, the Company does not recognize any revenue related to these transactions with FM until it receives payment from FM. For the period from April 1, 2001 to June 30, 2001, contract services billed to FM totaled $185,695. For the years ended June 30, 2002, 2003 and 2004, contract services billed to FM totaled $548,906, $432,670 and $585,720, respectively.

During the year ended June 30, 2004, FM received development fees from new customers, intent on licensing FM's rotary engine technology. FM remitted a total of $64,838 in payments to MI for such services. In addition, in prior years, FM had remitted a total of $277,579 in payments to MI. Those amounts had been previously classified as a reduction in the inter-company receivable between the two companies. This receivable is reflected as a reduction in stockholders' equity in MI's financial statements. For the year ended June 30, 2004, MI has recorded a prior period adjustment to reflect these payments as customer deposits as of June 30, 2003. For the year ended June 30, 2004 the customer deposit amounts have been credited to revenue as they are being treated as payments by FM to MI for contract services previously rendered.

In summary, MI has billed FM $1,752,991 for contract services post spin-off. Of that amount, a total of $342,417 has been recognized as revenue, leaving a balance of $1,410,574. These amounts will be recognized as revenue when payment is received from FM.


NOTE B - GOING CONCERN

The Company has recorded a net loss of $1,822,655 for the year ended June 30, 2004 and has a deficit equity of $5,292,108. The Company currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of the Company's products. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sale activities. The Company's affiliate, Freedom Motors, recently entered into contracts to manufacture and supply rotary engines to certain customers. Concurrent with the signing of these contracts, FM typically receives up front engineering and license fees which is, in turn, paid to MI, (see above note). FM expects to generate further funding from this activity which will be used to fund ongoing activities at MI. However, there is no assurance that FM will continue to be successful in securing additional fees from potential new customers.

Dr. Moller, the majority shareholder of the Company, is providing funds received from the refinance of, both, real property owned by him personally and real property owned by a limited partnership of which Dr. Moller is the general partner, in the form of short-term, interest-bearing demand loans to the Company. During the current year ended June 30, 2004, a total of $1,070,187 has been loaned to the Company from these transactions. Of that amount, $575,141 in borrowings came form properties owned personally by Dr. Moller. In addition, Dr. Moller has deferred payment of current year building rent owed by MI of approximately $200,000.

There can be no assurance that Dr. Moller will continue to have the ability to continue to make such short-term loans to the Company in the future. In the event that Dr. Moller cannot continue to make such loans, or that the Company does not receive funds from other sources, the Company may be unable to continue to operate as a going concern.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide the Company with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE C - CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, generally at $5,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request.


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

NOTE E - NOTE PAYABLE MAJORITY SHAREHOLDER

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes, one for $1,042,099 which bears interest at $10% per annum, and another note for $270,800 that is non-interest bearing. During the year ended June 30, 2004, Moller loaned the Company an additional $575,141, representing an increase in the interest bearing loan balance. Accrued interest on this loan aggregated $109,020 at June 30, 2004.

NOTE F - NOTES PAYABLE

Minority Shareholders

Notes payable to minority shareholders, at June 30, 2004 consisted of short-term borrowings, all due on demand with an interest rate of 10% per annum. Certain of the loans, including accrued interest, are convertible in common stock at $2.50 per share. The aggregate balance outstanding at June 30, 2004, was $106,096.

Related Party

During the year ended June 30, 2004, the Company borrowed $516,142 from Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. Dr. Moller is the general partner in Milk Farm and has a 37.7% ownership interest. The note is unsecured and bears interest at 15% per annum. Accrued interest on this loan aggregated $44,677 at June 30, 2004.

Pelican Ventures

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

The following is a summary of the notes outstanding by period ending:

                                                        June 30,
                                              ---------------------------
                                                  2004           2003
                                              ------------  -------------

   Minority Shareholders -
       convertible, 1 year term, 10%          $    40,750       $ 45,750
   Minority Shareholders - demand, 10%,            65,346        151,471
   Milk Farm Associates                           516,142              -
   Pelican Ventures                               500,000        500,000
   Other                                           26,235         47,331
                                              ------------  -------------
                                              $ 1,148,473       $744,552
                                              ============  =============


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

NOTE H - COMMON STOCK TRANSACTIONS

During the year ended June 30, 2004, the Company issued 430,000 shares of common stock to certain individuals in recognition of various contributions made by these individuals to the Company. The Company received no consideration for the shares. The Company recorded a charge to operations for the issuance of these shares in the amount of $378,400, based on an estimated fair market value per share of $.88. The fair value was determined by taking the latest bid price for the stock at the date the shares were issued, and discounting that amount by a 35% factor.

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

Rent expense charged to operations under this lease, including property taxes, aggregated $516,010 and $450,513 for the years ended June 30, 2004 and 2003, respectively.


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

Accordingly, on March 30, 2001, the Company's Board of Directors approved an Agreement and Plan of Reorganization (Agreement) with Freedom Motors, Inc. (FM) and Vertol, Inc. (VI). According to the terms of the Agreement, the Company transferred all of its assets and liabilities (except its MI and VI stock) to VI in exchange for 100% of the VI common stock. Thereafter, the Company's shareholders exchanged (subject to statutory dissenters' rights) all of the outstanding shares of the Company for an identical number of shares of VI common stock and a proportionate number of shares of FM common stock via a distribution from the Company. Subsequently, VI was merged with the Company. The effect of the reorganization is that the FM shares owned by the Company are now instead owned by the Company's shareholders. The reorganization is intended to qualify as a tax-free exchange reorganization pursuant to sections 311, 355 and 368 of the Internal Revenue Code. On April 14, 2001, the Agreement was ratified at a special meeting of the shareholders of the Company, duly noticed and accompanied by a proxy statement. The Company ceased consolidating the results of operations of FM effective March 31, 2001. Net assets transferred to the new FM shareholders aggregated $111,718 and this amount has been reflected as a shareholder distribution in the accompanying consolidated statement of deficit in stockholders' equity. The intercompany receivable balance at the date of the spin-off of $1,210,248, which includes $500,000 for the Pelican Ventures loan (See Note F), was reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

On April 16, 2003, Freedom Motors (FM) and Madami International of Russellville, AR (Madami) entered into a contract to provide Rotapower engines for Madami International's new All Terrain Vehicle. In support of this effort, Freedom Motors contracted with the Company to provide engineering services to assist with the transfer of documentation and manufacturing process details to Madami. The Company recognized $250,000 in revenue from this contract during the year ended June 30, 2004. The agreement between FM and Madami calls for FM to provide rotors for any engines required by Madami. The Company will receive a 5% royalty on all Freedom Motors sales of products to Madami. No rotors have been delivered to Madami as of June 30, 2004, thus no royalty revenue has been accrued to date.

NOTE L- STOCK OPTION PLANS

Effective 21 January 2004, Moller International, Inc. submitted a Form S-8 Registration Statement describing its 2004 Stock, Option and Restricted Stock Benefit Plan. The statement requested immediate registration of 7,500,000 shares of Moller International, Inc common stock (no par value) at the proposed maximum offering price of $1.55 per share for a proposed maximum aggregate offering price of $11,625,000. This figure represents the maximum number of shares that may be issued under the above-named Benefit Plan, including shares issued pursuant to the exercise of options issued under the Plan. This Registration Statement also covers any additional shares of Common Stock which become issuable pursuant to this Registration Statement by reason of any stock dividend, stock split, recapitalization or any other similar transaction effected without the receipt of consideration which results in an increase in the number of the Registrant's outstanding shares of Common Stock. The total shares available for grant under the plan aggregate 7,500,000 of which 430,000 are outstanding at June 30, 2004.

Previously, the Company had in effect a 1991 Stock Option Plan that allowed for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The total shares available for grant under the plan were 7,500,000 of which 1,066,552 are reserved for future issuance for stock options granted as of June 30, 2004. The 7,500,000 available share amount excludes 6,000,000 in options granted to the Company's founder and CEO, Dr. Paul Moller, which options were granted independently of the plan, and also excludes 2,463,829 in options granted to certain non-employees.

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

Option activity for the years ended June 30, 2004, 2003,and 2002, is as follows:

                                                                                            Weighted
                                                         Range of                           Average
                                   Total granted       Option Prices      Total vested   Exercise Price
                                   -------------       -------------      ------------   --------------

    Balance at June 30, 2001           9,904,052                                             $1.71
     Vested at June 30, 2001                                                 9,273,736       $1.54
                                                                          =============
                     Granted              50,000          $5.50                              $5.50
                   Exercised                   -
                   Forfeited                   -
                                     ------------

 Balance at June 30, 2002              9,954,052                                             $1.73
 Vested at June 30, 2002                                                     9,366,970       $1.57
                                                                          =============
                   Granted                     -
                   Exercised            (146,448)     $.81 to $3.82                          $1.89
                   Forfeited            (139,581)     $1.21 to$1.34                          $1.27
                                     ------------


 Balance at June 30, 2003              9,668,023                                             $1.74
 Vested at June 30, 2003                                                     9,144,555       $1.59
                                                                          =============
                   Granted                     -
                   Exercised                   -
                   Forfeited            (137,642)     $1.34 to $4.58                         $3.64
                                     ------------

 Balance at June 30, 2004              9,530,381                                             $1.71
                                     ============
 Vested at June 30, 2004                                                     9,182,324       $1.61
                                                                          =============

Additional option information for the year ended June 30, 2004, is as follows:

                                                                    Weighted
                                                                    Average
                                                   Weighted        Remaining                             Weighted
                                                   Average          Life in                              Average
        Price Range            Outstanding          Price            Years         Exercisable           Price
----------------------------------------------------------------------------------------------------------------------

       $.81 to $1.34         6,107,955              $1.14            4.17          6,107,955              $1.14
      $1.72 to $2.67         2,459,008              $2.15            0.33          2,459,008              $2.15
      $3.24 to $5.50           963,418              $4.16            6.50            615,361              $4.04
                          --------------                                        -------------

                             9,530,381              $1.71                          9,182,324              $1.61
                          ================================                      ================================




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

                                           2004             2003            2002
                                    ------------------------------------------------

 Additional Compensation cost            32,322           32,323            $32,323
 Net loss as reported                 1,822,655        2,007,144          2,159,940
                                    ------------------------------------------------

 Pro forma net loss                   1,854,977        2,039,467         $2,192,263
                                    ================================================

 Pro forma loss per share                 $0.04            $0.05              $0.05
                                    ================================================



The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum-value method, including a risk-free interest rate of 3%, an estimated life of the options of ten years and no dividend rate or volatility on the stock. The weighted average fair value of stock options granted was $.47, in 2002, respectively. No options were granted for the years ended June 30, 2003 or 2004.

NOTE M - INCOME TAXES

The Company currently has approximately $25,500,000 in net operating loss (NOLs) carryforwards to offset future federal taxable income. In view of the uncertainty over the Company's ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of approximately $7.9 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance increased by approximately $400,000 for the year ended June 30, 2004. Current IRS regulations limit the ability of a Company to offset net operating loss carryforwards against future federal taxable income when a change in control of the Company, as defined by IRS regulations, has occurred. The Company has not performed any analysis to determine if such a change in control has occurred. Income tax expense for the years presented consists solely of the minimum State franchise tax and is included in other expense in the accompanying statements of operations.


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


NOTE O - LEGAL PROCEEDINGS

Moller International, Inc. is named as a defendant in a lawsuit pending in Yolo County, California Superior Court captioned Houlihan v. Moller International, Inc., et al. The Complaint, filed in January of 2004 in Sacramento County Superior Court and later transferred to Yolo County Superior Court, alleges that the Company violated certain federal and state securities laws at the time the plaintiff purchased his shares of common stock in the Company, and later when the Company offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest. The Company's Answer was filed in September 2004, and initial discovery commenced in early October 2004.

The Company intends to contest the case vigorously and while it is too early to assess the likelihood of a favorable outcome or the amount or range of potential loss, the Company and its counsel currently believe that there exist multiple viable defenses to the causes of action in the Complaint.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

Our President, who also serves as Acting Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are effective based on the required evaluation.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

In October 2003, Mr. Robert Davis chose not to run for a second term as a Director, stating that he had insufficient time in his schedule to devote to the required duties.

Effective 5 February 2004, Moller International accepted the voluntary resignation of Mr. Elliot Axelband. Mr. Axelband resigned stating that he was uncomfortable with the level of Director & Officers Liability Insurance that the Company felt it could afford at this time.

The following information is provided for current members of the Board of Directors who served during this reporting period:


         Director          Age         Current Term of Office        Director/Officer in any
                                                                   other SEC-reporting Company
----------------------- ----------- ------------------------------ -----------------------------
Paul Moller                 67            10/2004 - 10/2005                     No
Umesh Khimji                41            10/2004 - 10/2005                     No
A. Gordon Vette             71            10/2004 - 10/2005                     No
Faulkner White              53            10/2004 - 10/2005                     No
Monty Lee                   59            10/2004 - 10/2005                     No

Resumes of Board of Directors

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

A. Gordon Vette, Far East Liaison, Director --Mr. Vette has served as a Moller director since 1987. He was a pilot and Flight Instructor for Air New Zealand from 1958 to 1981. From 1982 until the present he has been a founder and director of Aviation Consultants, Inc. During the same period he was an Airline Inspector and Flight Testing Officer with the Ministry of Transport, New Zealand as well as Chief Flying Instructor with Taupo Air Services. Mr. Vette received his MBA (Distinction) from Massey University in 1993 and concurrently completed a MA in Psychology from the University of Auckland where he specialized in Human Factors. He has just completed his DSc. from Massey University specializing in Human Factors in relation to Virtual Reality and Intelligence Augmentation and its application to flight and flight simulators.

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

Adoption of Code of Ethics

On 18 October 2004, Moller International formally adopted a Code of Ethics governing the action of all Officers, Directors, and Employees of the Company. (A copy is attached as Exhibit 16)

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

----------------- ------- -------------------------------------- ---------------------------------------------------------
    Name and
   principal
    position       Year            Annual Compensation                            Long-term Compensation
----------------- ------- -------------------------------------- ---------------------------------------------------------
                             Salary      Bonus    Other Annual              Awards               Payouts     All other
                                                  Compensation                                              compensation

                              ($)         ($)         ($)                                                       ($)
----------------- ------- ------------- -------- --------------- -------------- --------------- ---------- ---------------
                                                                  Restricted      Securities    LTIP
                                                                     Stock        underlying     payouts
                                                                   Award(s)      options/SARs
                                                                      ($)            (#)           ($)
----------------- ------- ------------- -------- --------------- -------------- --------------- ---------- ---------------
                   2004   $160,000(1)     $0           $0             $0              0            $0            $0
Paul Moller,      ------- ------------- -------- --------------- -------------- --------------- ---------- ---------------
President          2003   $160,000(1)     $0           $0             $0              0            $0            $0
                  ------- ------------- -------- --------------- -------------- --------------- ---------- ---------------
                   2002   $160,000(1)     $0           $0             $0              0            $0            $0
----------------- ------- ------------- -------- --------------- -------------- --------------- ---------- ---------------
(1) The entire amount shown is deferred at the election of the Executive, not as part of any plan.
--------------------------------------------------------------------------------------------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities:

================================================================================
                    Name and Address of       Amount & Nature of      Percent
 Title of Class      Beneficial Owner        Beneficial Ownership     of Class
--------------------------------------------------------------------------------

 Common Stock        Paul S. Moller             33,619,606(1)(2)       56.0%
                     9350 Currey Rd
                     Dixon, CA  95620

--------------------------------------------------------------------------------
(1)  Total includes options to purchase 6,000,000 shares.
(2) Total includes 25,919,909 shares beneficially owned by Moller Corp., a California corporation contolled by Paul S. Moller.
================================================================================


The following are all of our officers and directors who held office during the fiscal year ending June 30, 2004 and who are beneficial owners of our securities:

===============================================================================
                     Name and Address of      Amount & Nature of       Percent
Title of Class         BeneficialOwner       Beneficial Ownership      of Class
-------------------------------------------------------------------------------

 Common Stock        Paul S. Moller               33,619,606(1)(2)      56.0%
                     9350 Currey Rd
                     Dixon, CA  95620
-------------------------------------------------------------------------------
 Common Stock        Officers and Directors       33,619,606            56.0%
                     as a group
-------------------------------------------------------------------------------
(1)  Total includes options to purchase 6,000,000 shares.
(2) Total includes 25,919,909 shares beneficially owned by Moller Corp., a California corporation contolled by Paul S. Moller.
===============================================================================


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller)are unsecured, and due on demand. There are two separate notes, one for $1,042,099 which bears interest at $10% per annum, and another note for $270,800 that is non-interest bearing. (see Note E to the financial statements)

During the year ended June 30, 2004, the Company borrowed $516,142 from Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. Dr. Moller is the general partner in Milk Farm and has a 37.7% ownership interest. (see Note F to the financial statements)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 14 - Moller International Code of Ethics
Exhibit 31 - Certification of CEO / CFO
Exhibit 32 - Certification of CEO / CFO



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------
                                               Year ended June 30,
                                        ----------------------------------
                                              2004             2003
--------------------------------------------------------------------------

Audit and Quarterly Review Fees         $          27,785$         20,010
--------------------------------------------------------------------------
Audit-related Fees                                      0               0
--------------------------------------------------------------------------
Tax Fees                                                0               0
--------------------------------------------------------------------------
All Other Fees                                          0               0
--------------------------------------------------------------------------
Total Fees                              $          27,785$         20,010
--------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOLLER INTERNATIONAL, INC.

November 3, 2004                              /s/ Dr. Paul S. Moller
-------------------                           ---------------------------
Date                                          President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     SIGNATURE                      TITLE                         DATE
     ---------                      -----                         ----


/s/ Dr. Paul S. Moller        President, Director               11/03/04
-----------------------       Acting Chief Financial
                              Officer


/s/ Brett Kihara                  Controller                    11/03/04
-----------------------


/s/ A. Gordon Vette           Director                          11/03/04
-----------------------


/s/ Faulkner White            Director                          11/03/04
-----------------------


/s/ Umesh Khimji              Director                          11/03/04
-----------------------


/s/ Monty Lee                 Director                          11/03/04
-----------------------