Form 10QSB
period 2004-09-30
MOLLER INTERNATIONAL INC
filed 2004-11-05
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   September 30, 2004
                                                ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ------------


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

Yes                    No
    -------               -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 44,020,269 shares of our common stock have been issued and are outstanding.


       Transitional Small Business Disclosure Format (check one):

         Yes               No   X
             -----            -----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2004 and its results of operations and its cash flows for the three months ended September 30, 2004 and 2003.

                         MOLLER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2004



                                   ASSETS                     (Unaudited)
                                                             -------------
CURRENT ASSETS
Cash                                                             $ 14,710
Accounts receivable                                                48,891
                                                             -------------
Total current assets                                               63,601

PROPERTY AND EQUIPMENT, net of accumulated depreciation            43,854

OTHER ASSETS                                                            -
                                                             -------------
Total other assets                                                      -
                                                             -------------

                                                                $ 107,455
                                                             =============

               LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                $ 104,394
Accrued expenses                                                1,291,191
Notes payable - majority shareholder                            1,195,482
Notes payable - minority shareholders                             106,079
Other notes payable                                               984,714
Customer deposits                                                 422,500
                                                             -------------
Total current liabilities                                       4,104,359

LONG TERM LIABILITIES
Capitalized leases payable                                              -
Deferred wages                                                  1,409,706
                                                             -------------
Total long term liabilities                                     1,409,706
                                                             -------------
Total liabilities                                               5,514,065


DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
       no par value, issued and outstanding,
       44,020,269 shares at September 30, 2004                 25,392,447
Accounts receivable from related party                         (1,210,248)
Accumulated deficit                                           (29,588,809)
                                                             -------------
Total deficit in stockholders' equity                          (5,406,610)
                                                             -------------

                                                                $ 107,455
                                                             =============

                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                        (Unaudited)
                                               3 Months Ended September 30:
                                                     2004          2003
                                               -------------- --------------
INCOME
Contract revenues                               $    253,500   $     89,710
Miscellaneous                                          5,173          1,539
                                               -------------- --------------
Total income                                         258,673         91,249

EXPENSES
Project labor                                         42,107         56,038
Project materials                                      3,044          2,828
Project subcontracted services                         6,329          8,908
Administrative salaries and wages                     71,037         78,821
Other labor                                            7,627          4,255
Employee benefits and payroll taxes                   15,911         49,750
Marketing materials                                        2             80
Office and shop supplies                               5,839          6,229
Shipping and postage                                   2,963          1,557
Telephone                                              2,402          2,186
Travel, automotive, meals                              4,587          6,803
Legal, accounting, and consulting fees                 5,217         19,401
Patent expense                                         1,725          6,693
Rent expense to majority shareholder                 124,200        129,246
Utilities                                             11,142         12,601
Repairs and maintenance                                  450            836
Insurance                                             10,436         23,577
Depreciation and amortization expense                  9,149         11,001
Property, sales and use taxes                          4,145          4,557
Bank and loan fees                                       394            304
Other expenses                                           982          4,902
                                               -------------- --------------
Total expenses                                       329,688        430,573
                                               -------------- --------------
Loss from operations                                 (71,014)      (339,324)

OTHER EXPENSES
       Interest                                      (43,488)       (10,915)
                                               -------------- ---------------
                Total other expenses                 (43,488)       (10,915)
                                               -------------- ---------------
NET LOSS                                        $   (114,502)  $   (350,239)
                                               ============== ==============
Loss per common share, basic and diluted             ($0.003)        ($0.01)
                                               ============== ==============
Weighted average common shares outstanding        44,020,269     43,590,269
                                               ============== ==============


                 See accompanying notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN


                                                                        Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                                 09/30/04         9/30/03
                                                                  --------------- --------------
Net loss                                                              $ (114,502)    $ (350,239)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                              8,404         11,001

Deferred wages                                                            40,000         47,500
Increase (decrease) in Accounts receivable                                 2,448        (85,755)
Increase (decrease) in Accounts payable                                   15,563        (90,814)
Customer deposits                                                              -         20,000
Accrued expenses                                                         236,180        (12,949)
                                                                  --------------- --------------
Net cash used in operating activities                                    188,092       (461,256)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties                   (57,663)        31,000
      Increase (decrease) in notes payable from officer                 (117,434)       433,871
      Reduction in notes payable and capital leases                            -           (744)
Proceeds from sale of common stock and exercise of options                     -              -
Repurchases of common stock                                                    -              -
                                                                  --------------- --------------
Net cash provided by financing activities                               (175,098)       464,127
                                                                  --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                          -              -
                                                                  --------------- --------------

NET INCREASE (DECREASE) IN CASH                                           12,995          2,871

CASH, BEGINNING OF PERIOD                                                  1,715        $ 1,682
                                                                  --------------- --------------

CASH, END OF PERIOD                                                     $ 14,710        $ 4,553
                                                                  =============== ==============
Cash paid during the period for:
   Interest                                                              $ 2,000            $ -
                                                                  =============== ==============
   Income taxes
                                                                  =============== ==============



                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

Income Taxes

Deferred income taxes are computed using the asset and liability approach, which recognizes a liability or asset, representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to a level at which it is "more likely than not" that the benefit will be realized. Realization of such benefits of deductible temporary differences and operating loss carry forwards is dependent upon generating sufficient taxable income in future years and within the carry forward periods.

Property and Equipment

Property and Equipment is recorded at cost and is depreciated over its estimated service life on a straight-line basis. Estimated service lives range from five to fifteen years.


Property and equipment consist of the following at
                                                   June 30:
                                              2004          2003
                                        -------------- --------------

Production and R&D Equipment             $    393,158   $    393,758
Computer equipment and software               417,876        417,876
Furniture and fixtures                         75,651         75,651
                                        -------------- --------------
                                              886,685        887,285
   Less accumulated depreciation            (834,427)      (791,278)
                                        -------------- --------------

                                         $     52,258   $     96,007
                                        ============== ==============



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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Three Months Ended September 30, 2004 vs. September 30, 2003

The Company's net loss for the three months ended September 30, 2004 was $114,502 or $0.003 loss per share, and is an improvement when compared to a net loss of $ 350,295 or $0.01 loss per share for the three months ended September 30, 2003. There were significant decreases in project costs and general and administrative costs that account for the $ 235,737 decrease in the Company's net loss. The current three-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. Another significant difference in operations between the two interim periods was the Company's ability to generate contract revenue.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

ITEM 2  -   UNREGISTERED SALES OF EQITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

None.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.         Description
-----------         -----------

   3.1              Articles of Incorporation (previously
                    filed as Exhibit 3.1 to the Company's Form
                    10-SB filed on E.D.G.A.R. September 21,
                    2001)

   3.2 By-laws of the Company (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)

   31.1             Certification of CEO / CFO

   32.1             Certificaiton of CEO / CFO

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MOLLER INTERNATIONAL, INC.

November 4, 2004                           /s/ Paul S. Moller
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


SIGNATURE                  TITLE                           DATE
---------                  -----                           ----


/s/ Dr. Paul S. Moller     President, Director             11/04/04
-----------------------    Chief Financial Officer


/s/ Brett Kihara           Controller                      11/04/04
-----------------------


/s/ Jack G. Allison        Vice president, Director        11/04/04
-----------------------


/s/ A. Gordon Vette        Director                        11/04/04
-----------------------