Form 10QSB
period 2004-12-31
MOLLER INTERNATIONAL INC
filed 2005-02-15
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   December 31, 2004
                                              -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    ---------


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

Yes                    No
    -------               -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 44,650,281 shares of our common stock have been issued and are outstanding.


       Transitional Small Business Disclosure Format (check one):

Yes                   No    X
    ------               -------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2004, and its results of operations and its cash flows for the three months ended December 31, 2004 and 2003.

                         MOLLER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2004


                                                            (Unaudited)
                                   ASSETS                 December 31, 2004
                                                          -----------------
CURRENT ASSETS
Cash                                                        $        8,770
Accounts receivable                                                 50,556
                                                          -----------------
Total current assets                                                59,326

PROPERTY AND EQUIPMENT, net of accumulated depreciation             34,442

OTHER ASSETS                                                             -
                                                          -----------------
Total other assets                                                       -
                                                          -----------------

                                                            $       93,768
                                                          =================

           LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $ 131,394
Accrued expenses                                                 1,401,695
Notes payable - majority shareholder                             1,147,530
Notes payable - minority shareholders                              106,066
Other notes payable                                                999,714
Customer deposits                                                  432,500
                                                          -----------------
Total current liabilities                                        4,218,899

LONG TERM LIABILITIES
Capitalized leases payable                                               -
Deferred wages                                                   1,449,705
                                                          -----------------
Total long term liabilities                                      1,449,705
                                                          -----------------

Total liabilities                                                5,668,605

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
   no par value, issued and outstanding,
   44,650,281 shares at December 31, 2004                       25,392,447
      Accounts receivable from related party                    (1,210,248)
Accumulated deficit                                            (29,757,036)
                                                          -----------------
Total deficit in stockholders' equity                           (5,574,836)
                                                          -----------------
                                                            $       93,768
                                                          =================

                 See notes to consolidated financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                    (Unaudited)                   (Unaudited)
                                             3 Months Ended December 31   6 Months Ended December 31
                                                  2004         2003            2004         2003
                                             ------------ ------------    ------------ -------------
INCOME
Contract revenues                              $ 304,000      $ 7,038       $ 557,500      $ 96,748
Miscellaneous                                      1,971        8,424           7,145         9,963
                                             ------------ ------------    ------------ -------------
Total income                                     305,971       15,462         564,645       106,711

EXPENSES
Project labor                                     59,778       89,098         101,886       145,136
Project materials                                  2,629       21,045           5,673        23,873
Project subcontracted services                     8,691       18,980          15,021        27,888
Administrative salaries and wages                 80,239       78,921         151,276       157,742
Other labor                                        5,064        5,311          12,691         9,566
Employee benefits and payroll taxes               39,524       61,141          55,436       110,891
Marketing materials                                  768            -             770            80
Office and shop supplies                           5,302        8,400          11,141        14,629
Shipping and postage                               3,714        5,070           6,677         6,627
Telephone                                          2,116        2,206           4,518         4,392
Travel, automotive, meals                          2,650        6,188           7,238        12,991
Legal, accounting, and consulting fees            22,498       25,615          27,715        45,016
Patent expense                                    35,562       20,034          37,287        26,727
Rent expense to majority shareholder             124,200      138,364         248,400       267,610
Utilities                                         10,585       14,425          21,726        27,026
Repairs and maintenance                              975        2,233           1,425         3,069
Insurance                                          1,500        9,483          11,936        33,060
Depreciation and amortization expense              9,412       10,965          18,560        21,966
Property, sales and use taxes                     14,714            -          18,859         4,557
Bank and loan fees                                   338          381             733           685
Other expenses                                       458        1,329           1,440         6,231
                                             ------------ ------------    ------------ -------------
Total expenses                                   430,718      519,189         760,406       949,762
                                             ------------ ------------    ------------ -------------

Loss from operations                            (124,747)    (503,727)       (195,761)     (843,051)

OTHER EXPENSES
       Interest                                  130,455      (20,789)         86,967       (31,704)
                                             ------------ ------------    ------------ -------------
                Total other expenses             130,455      (20,789)         86,967       (31,704)
                                             ------------ ------------    ------------ -------------

NET LOSS                                      $ (168,226)  $ (524,516)     $ (282,728)   $ (874,755)
                                             ============ ============    ============ =============

Loss per common share, basic and diluted         ($0.004)     ($0.012)        ($0.006)       ($0.02)
                                             ============ ============    ============ =============

Weighted average common shares outstanding    44,650,281   43,590,269      44,650,281    43,590,269
                                             ============ ============    ============ =============

                 See notes to consolidated financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN


                                                          Three Months Ended           Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES                   12/31/04     12/31/03       12/31/04      12/31/03
                                                      ------------ -----------    ------------  ------------
Net loss                                                $ (53,724) $ (174,277)     $ (168,226)   $ (524,516)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                               1,008         (36)          9,412        10,965

Deferred wages                                                 (1)     (7,503)         39,999        39,997
Increase (decrease) in
Accounts receivable                                        (4,113)    158,221          (1,665)       72,466
Increase (decrease) in
Accounts payable                                           11,438      68,030          27,000       (22,784)
Customer deposits                                          10,000     (20,000)         10,000             0
Accrued expenses                                         (125,676)     91,750         110,504        78,801
                                                      ------------ -----------    ------------  ------------
Net cash used in operating activities                    (161,067)    116,185          27,025      (345,071)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties     72,663     212,962          15,000       243,962
  Increase (decrease) in notes payable from officer        69,469    (615,305)        (47,965)     (181,434)
  Reduction in notes payable and capital leases                 -         (18)              0          (762)
Proceeds from sale of common stock and exercise
  of options                                                    -           -               0             0
Repurchases of common stock                                     -           -               0             0
                                                      ------------ -----------    ------------  ------------
Net cash provided by financing activities                 142,132    (402,361)        (32,965)       61,766
                                                      ------------ -----------    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                           -           -               -             -
                                                      ------------ -----------    ------------  ------------

NET INCREASE (DECREASE) IN CASH                           (18,935)   (286,176)         (5,940)     (283,305)

CASH, BEGINNING OF PERIOD                                  12,995       2,871          14,710         4,553
                                                      ------------ -----------    ------------  ------------

CASH, END OF PERIOD                                      $ (5,940) $ (283,305)        $ 8,770    $ (278,752)
                                                      ============ ===========    ============  ============
Cash paid during the period for:
   Interest                                              $ (2,000)          -               -             -
                                                      ============ ===========    ============  ============
   Income taxes                                                 -           -               -             -
                                                      ============ ===========    ============  ============

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

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


Property and equipment consist of the following at

                                                     June 30:
                                               2004            2003
                                         --------------- ----------------

     Production and R&D Equipment          $    393,158     $    393,758
     Computer equipment and software            417,876          417,876
     Furniture and fixtures                      75,651           75,651
                                         --------------- ----------------
                                                886,685          887,285
        Less accumulated depreciation         (834,427)        (791,278)
                                         --------------- ----------------

                                           $     52,258     $     96,007
                                         =============== ================



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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Six Months Ended December 31, 2004 vs. December 31, 2003

The Company's net loss for the six months ended December 31, 2004 was $282,728 or $0.006 loss per share, and is an improvement when compared to a net loss of $ 874,755 or $0.02 loss per share for the six months ended September 30, 2003. There were significant decreases in project costs and general and administrative costs that account for the $ 592,027 decrease in the Company's net loss. The current six-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. Another significant difference in operations between the two interim periods was the Company's ability to generate contract revenue.

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

Effective 15 December 2004, Brett Kihara, Moller International's Controller resigned to pursue other employment opportunities. Mr. Michael Hallsted assumed the position is currently employed by Moller International in this capacity.

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

(a) The 2004 Annual shareholders' meeting of Moller International, Inc. took place on Saturday, October 16, 2004, at 1632 Da Vinci Ct., Davis, California, at 10:00 a.m.

(b) It was unanimously resolved to appoint the following individuals to the Board of Directors: Paul S. Moller, A. Gordon Vette, Faulkner White, Umesh Khimji, E. Monty Lee, and Jim Toreson. Their term of office is 12 months.

ITEM 5  -  OTHER INFORMATION

None.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.         Description
-----------         -----------

   3.1              Articles of Incorporation (previously
                    filed as Exhibit 3.1 to the Company's Form
                    10-SB filed on E.D.G.A.R. September 21,
                    2001)

   3.2 By-laws of the Company (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)

   31.1             Certification of CEO / CFO

   32.1             Certification of CEO / CFO



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOLLER INTERNATIONAL, INC.

February 15, 2005                /s/ Paul S. Moller
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


SIGNATURE                    TITLE                          DATE
---------                    -----                          ----

/s/ Dr. Paul S. Moller       President, Director          02/15/05
-----------------------

/s/ Michael Hallsted         Controller                   02/15/05
-----------------------

/s/ A. Gordon Vette          Director                     02/15/05
-----------------------