Form 10QSB
period 2005-03-31
MOLLER INTERNATIONAL INC
filed 2005-05-16
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005
                               ---------------------

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

Yes                    No
    -------               -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 44,650,281 shares of our common stock have been issued and are outstanding.


Transitional Small Business Disclosure Format (check one):

Yes                        No             X
       ------------                 -------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2005, and its results of operations and its cash flows for the nine months ended March 31, 2005 and 2004.

                         MOLLER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEET
                               March 31, 2005


                                                        (Unaudited)
                                   ASSETS
                                                     ----------------
CURRENT ASSETS
Cash                                                        $ 23,756
Accounts receivable                                           50,786
                                                     ----------------
Total current assets                                          74,542

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation                                27,240

OTHER ASSETS                                                       -
                                                     ----------------
Total other assets                                                 -
                                                     ----------------

                                                           $ 101,782
                                                     ================


       LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                           $ 156,869
Accrued expenses                                           1,562,626
Notes payable - majority shareholder                       1,239,740
Notes payable - minority shareholders                        106,050
Other notes payable                                        1,038,214
Customer deposits                                            432,500
                                                     ----------------
Total current liabilities                                  4,535,999

LONG TERM LIABILITIES
Capitalized leases payable                                         -
Deferred wages                                             1,489,704
                                                     ----------------
Total long term liabilities                                1,489,704
                                                     ----------------

Total liabilities                                          6,025,703


DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares,
       no par value, issued and outstanding,
       44,650,281 shares at March 31, 2005                25,392,447
      Accounts receivable from related party              (1,223,548)
Accumulated deficit                                      (30,092,820)
                                                     ----------------
Total deficit in stockholders' equity                     (5,923,921)
                                                     ----------------

                                                           $ 101,782
                                                     ================


              See accompanying notes to the financial statements.

               MOLLER INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                    PERIODS AS SHOWN


                                                      (Unaudited)                     (Unaudited)
                                               3 Months Ended March 31:        9 Months Ended March 31:
                                                2005          2004                2005          2004
                                           -------------- --------------    -------------- --------------
INCOME
Contract revenues                           $     49,400   $    255,841      $    606,900   $    352,589
Miscellaneous                                      1,592          4,632             8,737         14,595
                                           -------------- --------------    -------------- --------------
Total income                                      50,992        260,473           615,637        367,184

EXPENSES
Project labor                                     51,967         67,210           153,853        212,346
Project materials                                  1,708         16,912             7,381         40,785
Project subcontracted services                     5,726          2,641            20,747         30,529
Administrative salaries and wages                 54,792         67,648           206,068        225,390
Other labor                                        1,558          2,616            14,249         12,182
Employee benefits and payroll taxes               29,830         48,095            85,266        158,986
Marketing materials                                4,221          1,138             4,991          1,218
Office and shop supplies                           3,279          4,631            14,419         19,260
Shipping and postage                               2,526          3,126             9,203          9,753
Telephone                                          1,999          2,456             6,517          6,848
Travel, automotive, meals                          4,196          3,518            11,434         16,509
Legal, accounting, and consulting fees            22,259         48,118            49,973         93,134
Patent expense                                     8,115         10,851            45,401         37,578
Rent expense to majority shareholder             124,200        124,200           372,600        391,810
Utilities                                          7,139          8,542            28,866         35,568
Repairs and maintenance                              495            675             1,920          3,744
Insurance                                          6,550         14,993            18,486         48,053
Depreciation and amortization expense              6,457         10,639            25,017         32,605
Property, sales and use taxes                        198         15,280            19,057         19,837
Bank and loan fees                                   793            516             1,526          1,201
Other expenses                                     3,150          6,612             4,590         12,843
                                           -------------- --------------    -------------- --------------
Total expenses                                   341,157        460,417         1,101,563      1,410,179
                                           -------------- --------------    -------------- --------------

Loss from operations                            (290,165)      (199,944)         (485,926)    (1,042,995)

OTHER EXPENSES
       Interest                                   45,619         95,878           132,587        127,582
                                           -------------- --------------    -------------- --------------
                Total other expenses              45,619        (95,878)          132,587        127,582
                                           -------------- --------------    -------------- --------------

NET LOSS                                    $   (335,784)  $   (295,822)     $   (618,513)  $ (1,170,577)
                                           ============== ==============    ============== ==============

Loss per common share, basic and diluted          ($0.01)        ($0.01)          ($0.014)       ($0.027)
                                           ============== ==============    ============== ==============

              See accompanying notes to the financial statements.

                   MOLLER INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        PERIODS AS SHOWN



                                                                   Three Months Ended               Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES                            03/31/05        03/31/04         03/31/05       03/31/04
                                                             -------------- --------------    -------------- --------------
Net loss                                                      $   (335,784)  $   (295,822)     $   (618,513)  $ (1,170,577)
Adjustments to reconcile net loss to net cash
used in operating activities
Increase in receivable to affiliate                                (13,300)      (275,445)          (13,300)      (275,445)
Depreciation and amortization                                        6,457         10,639            25,017         32,605

Deferred wages                                                      39,999         40,000           119,998        127,497
Increase (decrease) in
Accounts receivable                                                   (230)        45,196               553         31,305
Increase (decrease) in
Accounts payable                                                    25,475         11,884            68,038       (101,714)
Customer deposits                                                        -              -            10,000         20,000
Accrued expenses                                                   160,931        201,602           507,615        267,454
                                                             -------------- --------------    -------------- --------------
Net cash used in operating activities                             (116,453)      (261,946)           99,410     (1,068,875)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties              38,500        225,024           (73,206)       613,844
      Increase (decrease) in other notes payable                    92,193        361,407            (4,163)       499,986
      Reduction in notes payable and capital leases                      -           (523)                -         (2,029)
Proceeds from sale of common stock and exercise of options               -              -                 -              -
Repurchases of common stock                                              -              -                 -              -
                                                             -------------- --------------    -------------- --------------
Net cash provided by financing activities                          130,693        585,908           (77,369)     1,111,801
                                                             -------------- --------------    -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                  745             30                 0            632
                                                             -------------- --------------    -------------- --------------


NET INCREASE (DECREASE) IN CASH                                     14,985        323,992            22,041         43,558

CASH, BEGINNING OF PERIOD                                            8,770     $ (278,752)            1,715        $ 1,682
                                                             -------------- --------------    -------------- --------------

CASH, END OF PERIOD                                           $     23,756   $     45,240      $     23,756   $     45,240
                                                             ============== ==============    ============== ==============

Cash paid during the period for:
   Interest                                                              -              -                 -              -
                                                             ============== ==============    ============== ==============
   Income taxes                                                          -              -                 -              -
                                                             ============== ==============    ============== ==============


              See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

                                                         June 30:
                                                     2004         2003
                                              -------------- --------------

     Production and R&D equipment              $    393,158        393,758
     Computer equipment and software                417,876        417,876
     Furniture and fixtures                          75,651         75,651
                                              -------------- --------------
                                                    886,685        887,286
        Less accumulated depreciation              (834,427)      (791,278)
                                              -------------- --------------

                                               $     52,258         96,008
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

Revenue Recognition

The basic framework by which Moller International (MI) uses to determine revenue recognition is based on the four principles established in GAAP. Those principles state that revenue generally is realized or realizable and earned when all of the following criteria are met:

     1.   Persuasive evidence of an arrangement exists,
     2.   Delivery has occurred or services have been rendered,
     3.   The seller's price to the buyer is fixed or determinable, and,
     4.   Collectibility is reasonably assured.

In the case of MI's recognition of revenue from engineering services provided to Freedom Motors, the arrangement is the Technology Development and License Agreement entered into between Freedom Motors and Moller International in 1998 (previously filed as Exhibit 10 to the Company's Form 10-SB, filed on EDGAR September 21, 2001). Under this agreement, Moller International committed to providing engineering services, as deemed reasonable, to perform scientific and engineering technical support for the rotary engine. The support is generally in the form of labor using the expertise of MI's employees, and temporary use of a portion of MI's facilities or equipment.

Delivery is considered complete when a specific defined task or milestone is completed, as demonstrated by the issuance of engineering documents (procedures, drawings, models, prototypes, etc.) and provided to Freedom Motors or its assigns. The date the information or material is provided to Freedom Motors is considered the delivery date.

The final criterion, Collectibility, is determined by Freedom Motors' ability and willingness to pay its debts. Since Freedom Motors is itself a startup company, it has not been in a position to pay until it acquired contracts and received revenue from those contracts. When Freedom Motors received revenue during this reporting period, they notified Moller International and stated their intent to pay a portion of fees accumulated for services rendered. When the payment for services is received by Moller International, then management recognizes and records revenue that is equal to the fees received.

Miscellaneous income derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale. Additional Contract revenues is generated from the leasing of a full-scale Skycar model for various exhibitions. Revenue from the leasing of the Skycar model is recognized over the term of the contract period. Miscellaneous income and leasing revenues are considered to be insignificant and not critical to the goal of achieving profitable operations.

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

For the year ended June 30, 2004, FM received development fees from new customers, intent on licensing FM's rotary engine technology. FM remitted a total of $64,838 in payments to MI for such services. In addition, in prior years, FM had remitted a total of $277,579 in payments to MI. Those amounts had been previously classified as a reduction in the inter-company receivable between the two companies. This receivable is reflected as a reduction in stockholders' equity in MI's financial statements. For the year ended June 30, 2004, MI has recorded a prior period adjustment to reflect these payments as customer deposits as of June 30, 2003. For the year ended June 30, 2004 the customer deposit amounts have been credited to revenue as they are being treated as payments by FM to MI for contract services previously rendered.

In summary, MI has billed FM $1,752,991 for contract services post spin-off. Of that amount, a total of $342,417 has been recognized as revenue, leaving a balance of $1,410,574. These amounts will be recognized as revenue when payment is received from FM.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nine Months Ended March 31, 2005 vs. March 31, 2004

The Company's net loss for the nine months ended March 31, 2005 was $618,513 or $0.014 loss per share, and is an improvement when compared to a net loss of $ 1,170,577 or $0.027 loss per share for the nine months ended March 31, 2004. There were significant decreases in project costs and general and administrative costs that account for the $ 552,064 decrease in the Company's net loss. The current nine-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products. Another significant difference in operations between the two interim periods was the Company's ability to generate contract revenue.

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


ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are effective based on the required evaluation.

On 29 March 2005, Mr. Glenn E. Carnahan was hired as the company's Chief Financial Officer. He replaces Mr. Michael Hallsted, Moller International's Controller, who has tendered his resignation so as to pursue other employment opportunities.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission ("SEC") initiated an investigation into certain prior activities of Moller International, Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each signed a stipulated agreement with the SEC, consenting to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Upon final review by the Washington, D.C. office, the final SEC settlement fine was only levied against Dr. Moller. As a result the other intended fine for Moller International, Inc. was dropped and omitted from the June 30, 2003 final results. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities law. The Final Judgment evidencing the settlement agreement was filed in the U.S. District Court for the Eastern District of California on February 12, 2003.

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


ITEM 5  -  OTHER INFORMATION

None.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.         Description
-----------         -----------

   3.1 Articles of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21,
                    2001)
   3.2 By-laws of the Company (previously filed as Exhibit 3.1 to the Company's Form 10-SB filed on E.D.G.A.R. September 21, 2001)
  31.1              Certification of CEO
  31.2              Certification of CFO
  32.1              Certification of CEO
  32.2              Certification of CFO



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOLLER INTERNATIONAL, INC.

May 16, 2005                     /s/ Paul S. Moller
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


SIGNATURE                     TITLE                           DATE
---------                     -----                           ----


/s/ Dr. Paul S. Moller     President, Director              05/16/05
-----------------------

/s/ Glenn E. Carnahan      Chief Financial Officer          05/16/05
-----------------------

/s/ A. Gordon Vette        Director                         05/16/05
-----------------------