Form 10KSB
period 2005-06-30
MOLLER INTERNATIONAL INC
filed 2005-10-12
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB ANNUAL REPORT YEAR ENDED JUNE 30, 2005 Commission File No.: 000-33173

    Moller International, Inc.

Name of small business issuer in its charter)

California	68-0006075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1222 RESEARCH PARK DRIVE
   DAVIS, CALIFORNIA 95616
(Address of principal executive offices)

Issuer's telephone number (530) 756-5086
Issuer's Facsimile number (530) 756-5179

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [ X ] Yes       [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      [ X ]

Revenues for this fiscal year are $638,839.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of September 1, 2005, the Company had 44,970,038 common shares issued and outstanding , with a total of 16,404,496 owned by non-affiliates.

As of September 1, 2005, the closing price of such common equity was $1.02 per share, giving an aggregate market value of the voting and non-voting common equity held by non- affiliates as $16,732,585.92.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 1, 2005, the company had 44,970,038 common shares issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one):        Yes [ ];       No [X]

PART I

Item 1. Description of Business

OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in the state of California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model is currently under development and testing and is projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar(R)." A related product we are developing is the Aerobot(R) line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we have been able to conduct flight tests on a production prototype since 2002, including approximately 30 unmanned, tethered tests of the vehicle’s vertical takeoff and landing capabilities. The research and development of our proposed products has been financed from various sources, including sales of our stock to investors, capital contributions and loans from our founder, Dr. Paul S. Moller, and various government and private contracts. We will need to raise substantial additional capital in order to complete the development of our products and to market them. Since our inception, we have not been subject to a receivership, bankruptcy or similar proceeding, nor have we been involved in any material reclassification, merger, acquisition, or purchase or sale of a significant amount of our assets. Effective March 31, 2001, Moller International distributed its 95% ownership of the shares of its (former) subsidiary, Freedom Motors, Inc. to the shareholders of Moller International in a tax-free reorganization.

OUR PRODUCTS

We currently have no products that are commercially marketable. We are in the latter stages of development of a number of innovative aviation products that we hope to launch in the coming years. Our founder, Dr. Paul S. Moller, has for more than thirty-five years been engaged in research and development activities aimed at designing and producing an aircraft that combines the speed and efficiency advantages of the fixed-wing airplane with the vertical take-off and landing and hovering capabilities of the helicopter. We believe that such an innovation will deliver to a wide range of conventional aircraft operators a new level of utility and economy for a variety of aerial applications. By-products of our aircraft development activities, in particular the Moller Rotary Engine and the Aerobot remotely-flown air-borne vehicle, should become important products in their own right and could account for an important segment of our overall sales once production commences. As of the date of this filing, however, it remains uncertain when, if ever, we will enter commercial production of any of our products.

The Skycar and Aerobot are products we plan to offer in the future. They are based upon fundamental research and on earlier prototypes developed by Moller International. The Skycar concept is through the detail design stage and we have a prototype undergoing testing at this point. There are significant technical issues that remain unproven and may preclude us from meeting the design objectives for the Skycar. The Aerobot is a limited-production vehicle, with twelve prototypes built, tested and delivered to end-users. Neither vehicle is ready for volume production at this time, nor is there any guarantee that they will ever reach a point where they are viable products.

M400 Skycar

Our principal product will be the M400 Skycar vertical take-off and landing (“VTOL”) aircraft. The concept of the Skycar as a personal transportation vehicle is that it would be so practical and affordable that it could become a preferred mode of transport, replacing at once the automobile and the private or commercial airplane for many trips. Should we succeed in achieving a production aircraft design meeting our target specifications, we believe the M400 will support such a degree of usefulness.

Moller M400 “Skycar” prototype

Following are our current target design and performance specifications for the M400 4-passenger (including pilot) aircraft:

 Passengers............................4       Dimensions (LxWxH)......19.5'x 8.5'x 7.5'
 Cruise speed @ 20,000'..........275 mph       Takeoff and landing area........35-ft dia
 Top speed @ 13,200'.............375 mph       Noise level at 500 ft (goal).......65 dba
 Maximum rate of climb.........6,000 fpm       Critical failure components..........none
 Maximum range....................750 mi       Complex moving parts..................few
 Payload excluding fuel..........750 lbs       Piloting difficulty...................low
 Fuel consumption.................20 mpg       Vertical takeoff and landing..........yes
 Operational ceiling...........36,000 ft       Garage parking/roadability............yes
 Gross weight..................2,400 lbs       Uses non-fossil fuel (ethanol)........yes
 Engine power (2 min rating).....1200 hp       Emergency parachutes..................yes

Earlier performance numbers vary somewhat from the number shown above. We continuously revise the performance projections to reflect the results of ongoing analysis and changes to the design characteristics of various components. Recent decreases in projected range were the result of a change to ethanol fuel. Installed horsepower has changed due the projected use of a multi-stage, compound rotary engines of our design, and the on-board stabilization electronics have been redesigned to be faster and more reliable.

We believe that if we succeed in achieving the above cruising speeds, altitudes, payloads, and fuel economy per passenger mile in a production model aircraft, the Skycar will compare favorably with today’s light twin-engine and turbo-prop airplanes. But the M400 should offer the additional advantage of needing no runway for take-off and landing, since it will be able to hover and take-off vertically like a helicopter. But because the M400’s VTOL capability will be provided by our proprietary “ducted fan” technology rather than a helicopter-type system of main and anti-torque rotors, maintenance and repair costs should be significantly less and safety should be considerably enhanced.

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

The following table compares certain of the target performance specifications of the M400 to a current production model helicopter and fixed-wing airplane that we believe might be potential competitors for production model M400 customers:

	Powered-Lift	Helicopter	Airplane
	Moller International M400 Skycar ®	McDonnell Douglas MD 520 N	Socata TMB S.A. BM 700
Performance
High Speed Cruise Maximum Speed Operational Ceiling (ft) Maximum range Rate of Climb Vertical takeoff and landing	330 mph 375 mph 35,000 750 mi 4,900 fpm yes	155 mph 175 mph 16,300 267 mi 2,069 fpm yes	335 mph 345 mph 30,000 1,796 mi 2,380 fpm no

Payload and Capacity

Passengers Gross Weight Maximum Net Payload	4 2,400 lbs 750 lbs	3 to 4 1,591 lbs 1,106 lbs	6 4,685 lbs 805 lbs

Safety

Critical failure components Complex moving components	None Few	Several Many	One Few

Other

Maintenance costs Piloting difficulty Garage parking / roadability	Low Low Yes	Very high Very high No	Moderate High No

Price	$995,000	$1,010,000	$2,697,000

The above figures represent the actual manufacturers’ performance specifications for the helicopter and airplane models listed, and our theoretical specifications for the Skycar 400. They are presented here to illustrate the comparative utility of the three types of aircraft. However, it is not yet certain that we will indeed achieve our target specifications, nor will we know the actual values for the Skycar until we have completed further development. Also, the $995,000 selling price for the Skycar is estimated, based on numerous assumptions that may or may not bear out over time. The actual selling price may be more or less than $995,000.

We believe that certain specific design features of the Skycar ® will further facilitate its eventual acceptance as an alternative vehicle of mass transportation. These features will include:

  Computer-augmented flight stabilization system
  Fly-by-wire control systems (electrical wires take the place of mechanical cables) and on-board computers which can interface with and be controlled by remote ATC system computer and navigation resources
  High-speed capability, which maximizes the benefits of personalized air travel.
  Hover or low speed capability, which provides the ability to cue up for entry to or exit from highly controlled air lanes.
  Ability to climb, descend, accelerate and decelerate rapidly to enter and exit air-lanes quickly
  Relative insensitivity to gusts and wind shear that makes tightly constrained flight possible
  VTOL ability to land anywhere which allows emergency exit from air-lanes
  Small size which reduces required vertiport infrastructure dimensions

Notwithstanding these design features, the utility of the Skycar in mass transportation will be limited by existing laws and regulations. For example, Federal Aviation Regulations (“FARs”) prohibit operation of civil aircraft within certain airspace, and require minimum altitudes above, and horizontal separation from, obstacles on the ground and in other airspace. In addition, much of the airspace in and around major metropolitan areas require that pilots operating in such areas hold special qualifications. And although we intend that the Skycar have the capability to travel from “garage to garage,” in urban and suburban areas existing laws and regulations will preclude most such “off-airport” operations.

Moreover, mass transportation using the Skycar would likely have to rely on some future navigation system such as NASA’s (National Aeronautics and Space Administration, an agency of the federal government) proposed Small Aircraft Transportation System (“SATS”), which is funded with public funds. NASA predicts demonstration of a “Highway in the Sky” system by the year 2008, and had a partial demonstration of the system during the first quarter of 2005.

Environmental Noise Issues

The theoretically-achievable noise level of the M400 Skycar with conventional muffling and noise abatement technologies would allow it to fly with somewhat lower noise levels than present fixed-wing aircraft. It should be considerably quieter than a helicopter because of the enclosed fans instead of the open rotor blades. Use of urban area vertiports is unlikely due to city noise abatement laws unless the Skycar were to employ some degree of mutual noise cancellation. Tests to date by other researchers suggest that a 15-decibel drop in noise is achievable with mutual noise cancellation. If so, it would be possible for the Skycar to operate from most locations except the user’s home, where a 30-decibel drop in noise may be required by noise abatement laws. To achieve this reduction in noise level as needed for such a flight originating from a residence, three-dimensional mutual noise cancellation would be required. There is no assurance that such a reduced level of noise can be achieved for the noise spectrum generated by the Skycar.

Further Skycar Development Stages

The company is currently conducting hover tests with the M400 prototype that is equipped with experimental single-rotor rotary engines. Since July 12, 2002, MI has been successfully conducting demonstration hover flights with this Skycar prototype. The aircraft has flown several times and at altitudes up to forty feet above ground level in stable, controlled flight. While an overhead safety line is used during the flights, it has remained slack during the majority of the flight and never used to support or stabilize the vehicle. The aircraft has been flown by remote control from the ground and has flown without an onboard pilot through this stage of the testing. Success at this stage has depended upon demonstration of a controlled hovering flight, which has now been achieved and documented for the four-passenger M400 Skycar model as it was on several occasions for an earlier 2-passenger model. Success at the next stage will be to demonstrate the same level of controlled flight while the aircraft is under the control of an on-board pilot. In addition, payload objectives will be tested with an increasing payload weight, up to the full payload of 750 pounds if possible.

Now that a number of prototype hover tests are complete, the present Skycar engines are being replaced by two-rotor Rotapower engines currently in limited production. The purpose of the engine change is to allow the M400 Skycar to undertake “maneuvering” tests at low speed with the safety of significantly higher reserve power. (“Maneuvering” in this context, means lateral and vertical movement at a modest speed where lift remains entirely dependent upon the thrust from the engines (non-aerodynamic lift.)) The cost for these extended tests is expected to be between $1.5 and $2 million. The risk at this stage centers almost entirely around the reliability of the various aircraft systems. These flights are to be carried out over water at altitudes up to 50 feet to lessen the damage to the Skycar should a system fail and to reduce the risk of fire to the aircraft and injury to the pilot.

The third phase of the Skycar test program involves flight speeds sufficiently high so that direct lift from the ducts is replaced by aerodynamic lift generated on the wing surfaces, referred to as “transition” testing . This segment of the flight where the aircraft transitions from one mode of flight to the other is considered the most technically challenging, and historically is the most dangerous. Wind-tunnel tests indicate that the Skycar is capable of completing this transition, however a number of factors are present in free flight that cannot be accounted for in a wind tunnel. Therefore there is no assurance that these tests will be successful without incidents that risk both the aircraft and the pilot. Achieving even one successful transitioning flight would establish the overall viability of the Skycar approach to this historically difficult aspect of VTOL aircraft design.

While the Skycar is marketable during the entire period, a successful demonstration of transition to forward flight may provide the catalyst for credibility of the design and promote capital investments that would allow us to enter into an initial low rate of production. We continue to actively market the vehicle to military and selected non-military clients. Military sales projections are based on the level of interest expressed by military representatives visiting our facilities over the years. While such interest does not constitute a legally-binding commitment, we believe it provides us with some indication of future sales potential. Other near-term potential sales could be to individuals who have contacted us and requested to purchase a Skycar and have subsequently been issued a delivery position. Approximately 100 delivery positions have been assigned. (A delivery position is a right to purchase, but not an obligation to purchase.) Sales, if any, prior to the end of 2005 would likely be limited to sophisticated clients who have evaluated the technical data and arrived at a conclusion about the potential of the aircraft without the added “proof” of a transitioning flight.

Reliability and production feasibility under FAA “airworthiness” standards will next become the company’s objective. Tooling up for limited production of an airworthy vehicle for military use will require approximately $25 million and is expected to take 12 to 15 months. This military model is expected to be developed under military contracts. However there is no assurance that a mass-producible model will result from a limited number of sales to the military or that the military will in fact act upon their current interests.

Aerobot Remotely-operated Aerial Vehicles

Aerobot® is our design for a line of remotely piloted VTOL vehicles. The principal advantage of these craft is the ability to hover at a fixed point in space, which we believe makes them suitable for payloads such as video cameras and other sensors for data acquisition and inspection. The Aerobot is intended to carry a wide variety of customer supplied mission specific payload packages. Payload requirements are model-specific and there are restrictions on weight, size and location. We have incorporated video camera technology, and believe other technologies such as sensors and transmitters are within the Aerobot’s payload capabilities, although we cannot guarantee that any payload within weight and size limitations will perform as desired or allow the Aerobot to function properly. Moller has developed and demonstrated both electric- and fuel-powered Aerobots® for commercial and military applications, although we have not commenced commercial marketing of them.

The electric-powered Aerobot®, which employs an umbilical cord to transmit power, data and control signals, can stay aloft for extended periods (8-12 hours or to the limitation of ground-supplied electrical power) at heights of up to 250 feet. The fuel-powered Aerobot® utilizes Moller’s rotary engines, which produce greater than 2 horsepower per pound of engine weight. A high power-to-weight ratio, a lightweight airframe, and a patented system for automatic stabilization and control are key design elements of both types of Aerobot®.

The demonstrated performance specifications for the two Aerobot models are set forth in the following table:

	Electric-Powered ES20-9	Fuel-Powered FS24-50
Payload (including fuel)	15 lbs	65 lbs
Empty weight	40 lbs	90 lbs
Hover time	8-12 hours*	1.5 hrs
Hover ceiling	250 ft	2,500 ft
Forward speed	—	50 mph
Size	26”L x 26” W x 14” H	30”L x 30”W x 16”H
* Flight duration is calculated based on estimated run-time of ground-based electrical generator.

We expect to continue to solicit and execute contracts for government use of our Aerobots. As in the past and for the next 18 months, these contracts are expected to be for one-off demonstration vehicles. The $200,000 to $300,000 price of these one-off Aerobots will remain 200-to-300% higher than the desired target price of approximately $100,000 as long as volume is insufficient to establish quantity discounts for its components. This may restrict initial sales to those clients, if any, to whom price is less important than the functional characteristics of the Aerobot. However, if expressed interest translates into increased sales, the production price could reduce to a point where civilian, paramilitary and military use could be broadened, resulting in increased sales. However at this time there is no assurance that volume sales of the company’s Aerobots can be achieved. Moller Rotary Engine Moller has acquired and developed proprietary technology enabling the Company to manufacture a high performance, low-cost rotary engine that produces more than 2 horsepower per pound of engine weight. Key design characteristics and the resulting attributes of Moller’s engines are outlined below and are applied to its intended use as a ducted fan power plant:

Design Feature	Attributes

Air-cooled or charge-cooled rotor	Light Weight
Aluminum housings
Simplified Lubrication System

Few moving parts	Low cost + Reliability

Perfect dynamic balance	High propulsive
Low vibration	efficiency
Solid engine mounts
Small fan tip clearance

Four-stroke combustion cycle	Good fuel economy + Low emissions +
Low noise

We believe that Moller’s rotary engine, called the Rotapower engine, will be advantageous for ducted fan VTOL applications such as those required by the Skycar ® and Aerobot® product lines. The engine’s round shape and small size will allow it to be hidden in the center of the duct behind the fan hub. Furthermore, the engine’s power-to-weight ratio should enhance performance in VTOL applications, where all of the required lift must be provided by the engine/fan unit without benefit of a wing surface as in a rolling take-off or landing. Moller International granted Freedom Motors a license to manufacture, market and distribute the Rotapower engine for all applications except for aviation and use in ducted fans. In return for this license, Freedom Motors agreed to pay Moller International a 5% royalty on all sales of the Rotapower engine. See Note G and Note K for additional details.

Moller’s unique engine design is based on a rotary engine that was mass-produced by Outboard Marine Corporation (“OMC”) from 1972 to 1976. In 1985, Moller purchased the OMC drawings, production routing sheets and engineering support man-hours. The Company subsequently hired the key OMC engineers who had developed the engine, participated in the production engineering process and contributed to the establishment of the service organization. Using the OMC single-rotor engine as a starting point, Moller created a high-performance, modular design engine. The Company added electronic fuel injection and thermal barrier coatings, and introduced unique seal, lubrication and cooling systems. In all, Moller has made more than 25 major engine design improvements, of which eight are deemed patentable and two are patented and one is patent pending. Prior to entering production, Moller expects to have applied for patents on all key elements.

Specifications of Moller’s high-performance engines are as follows:

High Performance
	Single-Rotor	Two-Rotor
Specifications

Weight Dimensions (L, Diameter) Displacement	55 lb 14 in, 11 in 530cc	85 lb 19 in, 11 in 1060cc

Performance

Rated Power Rated Speed Maximum Speed Idle Speed Porting	80 hp 7000 RPM 7500 RPM 1800 RPM Radial	160 hp 7000 RPM 7500 RPM 1800 RPM Radial

General	All engines can operate on regular grade gasoline

To demonstrate the significance of Moller’s rotary engine technology for aircraft applications, the following table and graphs compare the high performance two-rotor engine to a standard piston engine of similar horsepower.

	MOLLER ROTARY (1)	STANDARD PISTON (2)
POWER	160 hp	180 hp
WEIGHT	85 lbs	260 lbs
VOLUME	1.0 ft 3	8.6 ft 3
FRONTAL AREA	0.8 ft 2	3 ft 2

Comparison of Moller rotary and Standard Piston Engines

Our Rotapower engine is in very limited production. It has been installed in a number of non-aircraft products for field-testing. The company is presently under contract to develop a diesel-fueled version of its engine. To date the company has demonstrated the ability to operate its engine on diesel fuel at about 60% of the power it can generate on gasoline.

Because of the military’s interest in lightweight engine running on diesel or jet fuel the company has previously received government support to achieve its present level of success. Presently the company is testing its engine for long-term durability that means establishing a time between overhauls of at least 1000 hours. It has successfully completed an FAA-type engine durability test of running the engine on gasoline for 150 hours at maximum power. If a 1000-hour-plus test can be achieved with diesel fuel the potential for military and civilian sales of an aircraft Rotapower engine is likely to increase. There is no assurance at this time that this endurance test will be successful. The company does not intend to produce the Rotapower engine for aircraft use, but intends to license it for aircraft and ducted fan use while retaining production of the rotor which requires unique high volume production equipment that the company has exclusive access to.

Liability Insurance

Frank Crystal & Co. have provided us with a comprehensive insurance plan dated July 20, 2000. This plan outlines a Product Liability Proposal for an estimated initial product exposure of $6,250,000 in annual engine sales. (We estimated our annual sales for the purpose of obtaining the insurance quote and planning our operating costs – we have no particular basis for projecting such volume of sales as of any specific date in the future.) The cost identified in this proposal was an initial deposit of $25,000 per annum with an audit adjustable rate of $4.00 per $1,000 of sales below $6,250,000 and $3.00 per $1,000 of sales above $6,250,000. We did not accept the insurance proposal, but believe the premiums quoted (adjusted for inflation) to be representative of our costs to insure ourselves against product liability issued in the near-term. There is no guarantee that these rates will remain effective or apply to the Rotapower engine when actually needed. Higher costs could adversely impact our ability to produce and market an economically competitive engine.

Regulation of Aerobots and Engines

The Aerobot’s use is controlled by the FAA if it is untethered, except for military use. No federal, state or local approval is required at this time regarding the design or construction of either the engine or the Aerobot. However there is no assurance that such regulations will not come into existence in the future.

PATENTS

Moller International holds the following U.S. and Foreign Patents:

Name	Patent Application Number	Country	Domestic (D) or Foreign (F)	Issued (I) Pending (P) Expired (E)
Trademark Aerobot	326,708	Canada	F	I
Trademark Aerobot	1,367,510	US	D	I
Trademark Rotapower	2,101,936	US	D	I
Trademark Skycar	76,066,387	US	D	P
Trademark Skycar	1,739,687	US	D	I
Trademark Skycar	1,964,355	US	D	I
Trademark Skycar	2000/14455	South Africa	F	I
Trademark Skycar	2000/14454	South Africa	F	I
Robotic or Remotely	0279391	Europe	F	I
Robotic or Remotely	4795111	US	D	I
Stabilizing Control	1144249	Europe	F	I
Stabilizing Control	2000-592187	Japan	F	P
Stabilizing Control	99/30392	International	F	P
Stabilizing Control	6,450,445	US	D	I
Stabilizing Control	2,354,583	Canada	F	P
Stabilizing Control	1144249	Germany	F	I
Stabilizing Control	60/111,843	US	D	E
Stabilizing Control	60/111,843	US	D	E
Rotary Engine Having	2315639	Canada	F	I
Rotary Engine Having	989648001	Europe	F	P
Rotary Engine Having	3385273	Japan	F	I
Rotary Engine Having	9827045	International	F	P
Rotary Engine Having	6325603	US	D	I
Rotary Engine Having	2355653	Canada	F	P
Rotary Engine Having	999630924	Europe	F	P
Rotary Engine Having	2000-588502	Japan	F	P
Rotary Engine Having	99/29821	International	F	P
Rotary Engine Having	6164942	US	D	I
Diesel Fueled Engine	60/671,605	US	D	P
Airborne Vehicle	D292,104	US	D	E
VTOL Aircraft	5115996	US	D	I
VTOL Aircraft	0513245	Germany	F	I
VTOL Aircraft	0512345	Europe	F	P
VTOL Aircraft	0512345	France	F	I
VTOL Aircraft	0512345	United Kingdom	F	I
VTOL Aircraft	636273	Australia	F	I
VTOL Aircraft	2075043	Canada	F	I
VTOL Aircraft	91/00247	International	F	P
Improved Vertical Takeoff & Landing	6808140	US	D	I
Improved Vertical Takeoff & Landing	0303730	International	F	P
Improved Vertical Takeoff & Landing	2004/002796	International	F	P
Improved Vertical Takeoff & Landing	2003/003730	Europe	F	P
Improved Vertical Takeoff & Landing	2004/002796	Europe	F	P
Improved Vertical Takeoff & Landing	2004/002796	Australia	F	P
Improved Vertical Takeoff & Landing	2004/002796	Japan	F	P
Improved Vertical Takeoff & Landing	2004/002796	Canada	F	P
Improved Vertical Takeoff & Landing	60/355,270	US	D	E
Vertical Takeoff & Landing	D498201	US	D	I
Vertical Takeoff & Landing	266,288	France	F	I
Vertical Takeoff & Landing	000243464	Europe	F	I
Vertical Takeoff & Landing	D312,068	US	D	E
Resonator Type Mufflers	18,324,82	Japan	F	Transfer
Resonator Type Mufflers	4,424,882	US	D	E

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

In October 1993 Moller International obtained general, infrastructure, environmental, public safety and communications statistical data that we combined with our own research to aid in producing our marketing forecasts. We have continued to develop, update and maintain this data with input from Shephard’s Unmanned Vehicles and other publications from the public domain.

Skycar

Prior to full FAA certification (See “Regulation – Airworthiness Certificate Requirements” below), we hope to be able to sell our products to certain operators who are exempt from the civil aviation certification requirements. These may include:

  military and para-military (rescue, drug enforcement, and border patrol)
  wealthy individuals, for use within their own property in the U.S., Australia, Canada, etc.
  foreign countries where FAA certification is not mandatory

No such customers have made any binding commitments with regard to our products.

Market Segments

Although there is no assurance we will be successful, we will attempt to develop markets for the Skycar ® within the following aircraft operator segments:

       General Aviation                 Military
       ----------------------------     --------------------
       Private Individuals              Surveillance
       Corporations                     Air utility vehicle
       Charter and Rental Services      Rescue
       Aviation Schools                 Medical Evacuation
       Utilities
       News Gathering
       Police/Fire/Rescue/Ambulance
       Drug Enforcement
       Express Delivery
       Border Patrol

We have relied upon our own research and anecdotal data from a small number of potential customers who have visited our facilities and expressed interest in the Skycar to support our belief that operators in the above categories will be interested in purchasing Skycars. Individual fixed- and winged-aircraft owners, charter and rental service owners, corporate officers, and a variety of other interested parties have given us their input on the suitability and desirability of the aircraft within these fields of use. However, such subjective input does not necessarily indicate that an economically viable market exists for the Skycar. Further, the above listing of potential market segments does not imply that Moller has contacted or received an expression of interest from each such market segment.

Competition

Today, there is no company that we are aware of offering a vehicle that is substantially similar to the Skycar ®. Companies periodically emerge with preliminary designs, but to date none has succeeded in demonstrating a working model, owing presumably to the high cost of developing the required technologies. Moller has test-flown an experimental vehicle and is completing the construction of a production prototype. Moreover, we have applied for and obtained patents on many key aspects of the Skycar, which we expect will stave off direct competition to some extent, although there can be no assurance of our ability to successfully defend our patents against infringement. The nearest competition, insofar as we are aware, appears to be the six to nine passenger tilt-rotor BA 609 (Bell-Agusta) which is in development. It’s announced price of $10 million, however, will likely constrain it to a different market than the target market for the Skycar ®.

If we are able to successfully demonstrate the Skycar’s flight characteristics, we expect that such success will generate renewed competitive interest. Primary competition is expected to come from large aircraft manufacturers because they have the resources necessary to enter the personal VTOL market. Given adequate financing, however, any of a number of existing small and large aircraft manufacturers could develop competitive products. We believe we have one advantage that will prove difficult for potential competitors to overcome, however, and that is our rotary engine and ducted fan propulsion technology. The advantage, however, may depend upon our future ability to successfully defend our intellectual property rights against infringement, of which we cannot be certain.

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

Aerobots ®

Many of the potential markets for air-borne remotely flown vehicles (Aerobot ®) are currently addressed by manned helicopters and airplanes, both of which in our opinion represent significantly less economical solutions. In addition, the unmanned Aerobot ® can operate in areas that are prohibitively dangerous for manned aircraft. Furthermore, the Aerobot ®’s ducted fan design is well suited for operation in confined quarters where the exposed propeller or rotor blades of alternative solutions (both manned and unmanned) pose significant risks to people nearby and to the aircraft itself.

Market Segments

We believe the Aerobot ® is suitable for a variety of commercial and military applications:

         Commercial

Bridge and utility line inspection
Building heat loss detection
Smoke stack air quality testing
Electronic news gathering
Sports event reporting
Hazardous waste detection
Natural disaster damage assessment
Law enforcement
Fire surveillance
Military Battle damage assessment Electronic counter measures Target acquisition Surveillance Communications relay Decoy operations

Competition

There are a number of unmanned aerial vehicles (“UAVs”) in production today worldwide; however none of these, so far as we are aware, possesses characteristics substantially similar to the Aerobot. The most similar is the CYPHER, developed by United Technologies. The CYPHER is not capable of transitioning to significant aerodynamic flight, is much larger than the Aerobot and is considerably more expensive than the Aerobot. The CYPHER’s design is very similar to a helicopter and the price is expected to be roughly equivalent to a small helicopter at $500,000 or more per vehicle.

The applications identified above in “Market Segments” have been compiled from lists of functions for existing UAVs. For example, the US Air Force has defined the roles and missions for a UAV with VTOL characteristics. This information is published on a publicly available web site (http://www.edwards.af.mil/articles98/docs_html/splash/may98/cover/future.htm). The US Navy’s needs and requirements have been described in several articles, one of which is “Autonomous Vehicles and the Net-Centric Battlespace”, by Barbara Fletcher, Space and Naval Warfare Systems Center, San Diego. In her paper dated April 24, 2000, Ms. Fletcher describes the potential role of UAVs in communications and control scenarios and specifically discusses the features of the Cypher VTOL UAV. In information describing the Cypher (http://users.chariot.net.au/~theburfs/URcypher.html) the company is reported to claim its product’s non-defense roles outnumber potential military missions for the UAV, including counter-narcotics, ordnance disposal, forestry, law enforcement and search and rescue. We believe that if a less costly alternative with substantially the same performance characteristics to the Cypher were available, it would be considered by several government agencies.

Model helicopters are also competitors but are dangerous and very difficult to fly. Since both these competitors rely principally on direct lift their range and endurance are both limited compared to a transition-capable Aerobot.

The main advantage of the non-transitioning Aerobot is safety, size, ease of control, and low relative cost even at modest volumes. However the political and financial resources of companies like United Technologies are such that the Aerobot’s superior performance does not guarantee it an economically viable market.

REGULATION

Airworthiness Certification Requirements

The Federal Aviation Act of 1958, as amended, vests in the Federal Aviation Administration (commonly, the “FAA”) the authority to regulate virtually all aspects of civil (i.e., non-military) aviation within the United States, including pilot certification, airspace usage, and the certification of aircraft. The FAA exercises its authority primarily through the issue and enforcement of regulations, known as the Federal Aviation Regulations (or “FAR”s), which are codified in Title 14 of the Code of Federal Regulations. Among other things, the FARs set forth the type certification requirements (known as “airworthiness standards”) for aircraft designs, the requirements for manufacturers’ production quality control systems, the requirements for airworthiness certification of individual aircraft, and the operations and maintenance rules for air carriers and repair facilities.

The Aircraft Certification Service (designated “AIR” by FAA) is the department within the FAA that develops and administers safety standards for aircraft and related products that are manufactured in the United States or are used by operators of aircraft registered in the United States. Related products include engines, propellers, equipment, and replacement parts. As a regulatory function, AIR’s mission priorities are:

  continued airworthiness and other activities related to continued operational safety;
  rulemaking and policy development; and
  certification.

Continued airworthiness is given the highest priority because these activities have the greatest impact on the safety of operating aircraft and because they promote the continued satisfactory performance of approved systems, such as manufacturers’ approved quality control systems. Rulemaking and policy development are considered to be a higher priority than issuing new certificates because the integrity of the certification program depends on the currency of applicable rules and policies.

One of the key goals of the certification and continued airworthiness standards is that each safety-critical system have a reliability of at least 0.999999999 per flight hour, which is another way of saying that a particular safety-critical component or system should have no more than a one-in-one-billion chance of failure for each flight hour. In pursuit of this goal, the regulations address a combination of requirements for design, analysis, test, inspection, maintenance, and operations. To permit design innovation, the regulations for the most part avoid specifying details such as materials, structural concepts, etc.; instead, designers are given a free hand as long as they accept the responsibility for showing that systems with innovative design features meet the FAA’s stringent reliability standards.

The cornerstone of AIR’s certification process is the “airworthiness certificate,” issued for each individual aircraft. Generally, regulations prohibit operating an aircraft without an airworthiness certificate, or in violation of any limitation or restriction of its airworthiness certificate. Certificates may be issued as either “standard” or “special.” Aircraft certificated in the Standard category are subject only to the same operating restrictions as most other production aircraft, that is, that they be operated within the manufacturers’ approved design limitations for the particular type. “Special” category aircraft might include experimental designs or homebuilt aircraft, for example, and may be subject to various operational restrictions, such as a prohibition against carrying non-crewmember passengers, or operating over densely populated areas.

For a civil aircraft to receive an airworthiness certificate, the FAA must determine that the aircraft conforms in detail to an FAA-approved type design and is in safe operating condition. Similar requirements exist for engines, propellers, and certain materials, parts and equipment installed on certificated aircraft. The first step in the certification of a new design is to establish which body of standards will apply. Because the original aircraft classifications of “airplane,” “airship,” “rotorcraft,” etc. would not accommodate the radical design of the Moller 400 Skycar ® (and a couple of other VTOL designs in development by other companies), the FAA in the early 1990s established a new category and class of aircraft: “Powered-lift -- Normal Category,” and set about developing an airworthiness criteria manual that would serve as the basis for certification. As of this filing, the manual has not been finalized, but we expect that the draft will suffice for us to proceed with initial testing toward certification. In fact, the FAA has indicated to us that because of the uniqueness of the Skycar ®, they expect to develop the final airworthiness criteria as we progress through the test program.

Once the company has been issued a “Type Certificate” for a particular design, each production aircraft we manufacture to those same specifications will be entitled to a “standard” airworthiness certificate. Even after the Type Certificate is issued, however, AIR has the authority to order us to make design changes if it determines that safety so requires.

Establishment of Skycar Certification Criteria

In 1990 Mr. Jack Allison, formerly a vice president and a director of Moller International, began working with the FAA with the goal of identifying the appropriate airworthiness criteria for certification in a newly-established aircraft category designated “powered lift – normal category,” in which the M400 Skycar is classified. The first meeting was to organize the effort to complete the airworthiness criteria manual, and was attended by about 75 representatives from seven foreign and domestic aircraft and aerospace manufacturing companies, and members of the press. As a result of that meeting, Mr. Allison was appointed to the “technical issues panel” charged with responsibility for the primary flight systems. Other panels handled powerplants, avionics, and the airframe. A draft of the manual was issued and is now available.

The FAA has recently informed us that of the original seven firms involved in the effort, Moller appears to be the only one moving toward certification. The FAA has displayed what we regard as a very cooperative attitude through all of our preparatory work.

On May 19, 1999, Mr. Allison provided an informational briefing at Edwards Air Force Base on the Skycar. In attendance were a consortium of (1) test pilots from the Air Force stationed at Edwards AFB, (2) scientists and engineers from NASA Dryden, and (3) flight instructors and aircraft inspectors from the National Test Pilots School. As a consequence of this meeting, Moller received a proposal from this consortium that outlined a combined certification and airworthiness program for the Skycar, whereby the flight certification documentation would be written in parallel with the flight testing. This procedure would accelerate the process of identifying certification criteria and reduce the time necessary to achieve production-oriented procedures and processes. The consortium estimates that the proposal would require Moller to budget $1.2 million for the program with a time frame of approximately three years to define the requirements for FAA certification. The FAA has not approved or disapproved the proposal, nor is it the agency’s function to do so. The objective of this activity is to provide suggested appropriate additions to what we feel is the currently immature language of the FAA’s regulations regarding the issuance of Airworthiness Criteria for Powered Lift Normal Category aircraft.

Effect of Certification Requirements On Our Operations

An aircraft’s airworthiness certification bears on its usefulness to its owner or operator. In particular, the value to a prospective purchaser of an un-certificated or “special” certificated aircraft may be affected to some extent by the corresponding operational restrictions, which can prevent them from taking full advantage of the aircraft’s design capabilities. Certain operators, however, are exempt from the airworthiness requirements to varying degrees, and we expect that such operators may provide a market for our products prior to final FAA certification. See “Marketing Strategy” below.

Certification testing will be a recurring expense for us as we bring our products to market, and incorporate design improvements into previously certificated models. The initial type certification testing on each aircraft design will encompass design approvals for materials, spare parts, and other equipment to be installed. Therefore, if we or any of our potential strategic partners should choose to make a major modification in a model, such as an airframe re-design or changing a safety-related onboard system, the change may have to undergo additional testing to prove the new system’s reliability.

As a future aircraft manufacturer, we will undertake an ongoing obligation to monitor the serviceability and safety of the aircraft we expect to build and sell. We intend to establish and maintain, at our expense, a system of feedback and reporting whereby maintenance mechanics and inspectors can report back to us any and all failures, excessive or unpredicted wear, malfunctions, and flight safety issues of any kind that arise or are detected during maintenance and repair activities. Where appropriate, we will issue “service bulletins” to owners and operators of the affected model, detailing the problem and our recommendation for correction. Where the problem may potentially affect the safety of flight operations, we may recommend to the FAA that they issue an Airworthiness Directive (commonly called an “AD”) making the correction mandatory for every operator.

It is impossible to predict the future costs to us of ongoing compliance with federal airworthiness regulations; however, we expect that the costs will be manageable and that we will be able to absorb them in our pricing structure.

Pre-production Test Flight Program

Tethered flight tests have been conducted with the M200X aircraft using the same number of rotary engines (eight) and a forerunner of the type of electronic control and stabilization system as is employed on the M400 Skycar ®. We have conducted extensive ground tests of all of the M400’s systems and have now completed the initial tethered flight tests and hover demonstration.

We began test flying the pre-production model of the M400 in late 2002. The aircraft was flown tethered so we could test and de-bug the stabilization and control electronics. These flight tests first explored systems functions in the safest portions of the flight envelope, then expanded the envelope. We expect the entire test program, involving many hours of powered tests on the ground and in tethered flight, and several hundred hours of free flight tests, to extend through the year 2006 to achieve FAA “Experimental” certification. However, this forecast is based upon the assumptions that (a) the Company will succeed in raising sufficient capital to cover the costs of flight testing, (b) a number of remaining engineering problems will be resolved through further development, and (c) that the FAA will establish certification criteria for the Skycar that are within our technical capabilities. All of these assumptions remain highly uncertain as of the date of filing of this registration statement.

Pilot Requirements

Initially, a private pilot’s license will be required to pilot the Skycar ®, primarily to ensure adequate flight management and navigational skills. To obtain a license, the prospective pilot must pass a flight test administered by a licensed flight instructor in order to demonstrate familiarity with its simplified controls. The Skycar ® is not piloted like a traditional fixed-wing airplane and has only two hand control sticks that the pilot uses to inform the redundant computer control systems of his or her desired flight maneuvers. The Company plans to have its own pilot training program until the Skycar ® is FAA certified. Once the Skycar® is certified, it is expected that all training programs will be provided by private and/or military aircraft flight training schools. The FAA has begun awarding “Powered Lift” pilot’s licenses.

MARKETING STRATEGY

In the early stages of sales development, we plan to market primarily through direct selling by Company sales specialists to individual customers within our target markets. Brand exposure may be accomplished through displays at trade shows and industry exhibitions, direct mail, advertisements in aviation publications, and cooperation with the news media. For at least three decades the news media has followed the progress of Paul Moller’s VTOL research and experimentation, underscoring the public’s perennial fascination with the promise of convenient and affordable air travel made as personal and individualized as automobile travel has been. We expect, but cannot be certain, that the Skycar will continue to receive periodic media coverage as we approach our first delivery schedules.

M400 Skycar ®

Although sales of the Skycar ® into most civilian markets will require that we be able to deliver an FAA certificated aircraft, the regulations permit certain types of operations by certain defined operators to be conducted without the standard airworthiness certification requirement. These markets include:

Government -- domestic and foreign agencies including:

Police departments

Border Patrol

Forest Service

Drug Enforcement agencies

Medical services

Initially, we anticipate that most sales to this segment will consist of Skycars ® for test and evaluation. The craft’s capabilities should make drug enforcement agencies and Border Patrol viable candidates for early purchases. However, we have not received any commitments from those agencies to make any such purchases.

Military -- Initial sales to domestic and foreign military organizations will likely be for test and evaluation purposes. We anticipate that military organizations will utilize the Skycar ® in critical applications for which competing aircraft are ill suited. For example, the Skycar ® is expected to have superior speed, range and VTOL capability for the rescue of crews of downed aircraft with minimal risks. In addition, military subcontractors may wish to use the Skycar ® as a platform for autonomous aircraft programs, one of the fastest growing areas of military spending. Autonomous aircraft applications currently utilize un-manned aircraft piloted by infrequent remote control commands or under the control of a monitoring computer. Such aircraft are currently in use by the military as remote data gathering platforms that feed information via radio or other communication links back to a flight control center. Moller expects that military organizations will wish to use Skycars ® in a broader range of applications if volume production reduces manufacturing costs and overall pricing. Eventually, we believe the Skycar ® has the potential to become the aerial counterpart of the “HMMWV,” the military’s current ground utility vehicle.

Corporations — Moller intends to sell the M400 Skycar ® to corporations for use in the airspace above their property and we plan to specifically target companies in industries such as timber and oil that have survey and exploration needs. The Company also expects that it will be able to address a broader range of commercial applications in some foreign markets due to fewer legal restrictions than in the United States.

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

MANUFACTURING

Skycars ®

We believe that the long-term success of any aircraft manufacturer is dependent on the quality of the vehicle produced. The quality of both the design and manufacturing processes is important. Moller expects to purchase or contract out the major Skycar ® components that require capital intensive equipment, subject to Moller’s rigid specifications and stringent quality assurances and testing requirements. We expect that some components and parts will be finish-machined in Moller' s facilities when they have proprietary technological content, require special finishing, or are small custom parts with little tooling required. Moller plans to perform quality control, assembly and final test work at its own facilities. During 2002 and 2003, any manufacturing work will necessarily be executed using low volume techniques. Special tooling and manufacturing processes are expected to be developed for higher volume production in the year 2004 and beyond.

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

- Burn-in of electronic components

- Mounting of printed circuit boards

- Fabrication of electronic enclosures

- Interconnection of components and wiring

- Installation of equipment in airframe

While no specific firm has been identified at this point, we expect to work with one or two key strategic partners to provide electronics and avionics systems for the Skycar ®.

The quality control department will be an autonomous organization carefully integrated into every aspect of the production operation. Every employee will play a part in assuring the highest possible level of quality and performance.

Aerobots ®

Both electric-powered and fuel-powered Aerobots Ò can be produced in the present Moller facility in volumes of up to four per week, which is sufficient for currently projected production through 2002. The electric-powered Aerobot Ò consists of off-the-shelf components and high performance motors, electronic control boards, and a composite frame manufactured by Moller. Both individual components and final assembly are inspected to assure product quality. Thefuel-powered Aerobot Ò utilizes the Moller rotary engine (single-rotor) and thus requires more extensive facilities. The frame of the fuel-powered Aerobot Ò is of welded construction; the fuel tank, duct and cowling are composites. Some component and subassembly tests will supplement the basic assembly quality control. Costs of manufacture are expected to decrease for both Aerobots Ò as production volumes increase. However, no specific amount or rate of decrease can be projected at this time.

In most cases, customers require a complete operating system, not just a vehicle. Moller plans to supply the radio control system and, in some cases, install the interface for the payload sensor system.

Engine

We expect that our Freedom Motors affiliate will supply most of the primary engine components necessary to generate a FAA certified Rotapower ® engine. For that reason various elements are already incorporated into the basic engine design to satisfy future requirement for FAA certification. For example, dual spark plugs and an appropriate thrust load carrying bearing are already part of the basic design. Moller will inspect, assemble, and test completed engines prior to their sale or incorporation in Skycars ® and Aerobots ®.

EMPLOYEES

We currently have 7 full-time employees and 4 part-time employees, including 5 management and executive management personnel. We have no specific plans for a significant increase or decrease in the number of our employees. Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

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

We anticipate that that if we successfully demonstrate translational flight capability in late 2005 or early 2006, the credibility of the company’s technology will be greatly improved. We believe that such credibility, if realized, should provide a business basis for an initial public offering of the Company’s common stock to raise the approximately $90 to $100 million required to support a modest Skycar production rate of 2 vehicles per day by the end of year 2007. Depending upon the advice of financial consultants we expect to engage, it may be necessary to seek the required capital in two or more stages and from both public and private sources. However, there can be no assurance that we will be able to raise the required capital for such limited production.

If translational flight capability is delayed or prevented for any reason, we may be unable to raise sufficient capital to support future development or production. In that event, the Company may be unable to continue its operations.

RISK FACTORS

Business Viability

We are still in the process of developing our products, and have yet to produce any meaningful level of sales or any profits from these products. There is no clear basis for judging our viability as a business enterprise, or our management’s ability to develop the company to profitability.

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

Moller International, Inc. is named as a defendant in a lawsuit pending in Yolo County, California Superior Court captioned Houlihan v. Moller International, Inc., et al. The Complaint, filed in January of 2004 in Sacramento County Superior Court and later transferred to Yolo County Superior Court, alleges that the Company violated certain federal and state securities laws at the time the plaintiff purchased his shares of common stock in the Company, and later when the Company offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest. The Company’s Answer was filed in September 2004, and initial discovery commenced in early October 2004.

The Company intends to contest the case vigorously and while it is too early to assess the likelihood of a favorable outcome or the amount or range of potential loss, the Company and its counsel currently believe that there exist multiple viable defenses to the causes of action in the Complaint.

Item 4. Submission of Matters to a Vote of Security Holders

During the 2004 Annual Shareholders meeting, held on October 16, 2004, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, A. Gordon Vette, Faulkner White, Umesh Khimji, E. Monty Lee and Jim Toreson.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Moller International common stock is being publicly traded on the OTC (over-the-counter) stock market. According to Yahoo Financial data, the average adjusted closing price has ranged from a low of $0.78 to a high of $2.12 per share during this reporting period and The Motley Fool (www.fool.com) shows the 52-week average trading volume of 10,900 shares per trading day (as of 1 September 2005). The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low

2002-Q3 (28 Aug to 30 Sep 2002)	$ 7.50	$ 4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$ 6.50	$ 2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$ 2.20	$ 0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$ 1.00	$ 0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$ 0.90	$ 0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$ 2.30	$ 0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$ 1.50	$ 0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$ 1.45	$ 1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$ 2.12	$ 0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$ 1.50	$ 1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$ 1.30	$ 0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$ 1.20	$ 0.82

Shareholders of Record

As of September 1, 2005 there are 626 shareholders of record for common shares of Moller International.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Year Ended June 30, 2005

Moller International continues its research and development activities on the Skycar project with the objective of improving flight duration and range of the aircraft. These efforts are an extension of successful flights throughout the previous years and extensive ongoing engine tests, which we believe, will result in incremental improvements to the existing prototype, future prototypes and/or production aircraft, should we continue to operate. In addition, the Company continued its efforts to help Freedom Motors promote the Rotapower engine and assisted in discussions that resulted in Freedom Motor receiving two contracts for engine sales and development. Staffing levels decreased slightly as the company continues to reduce labor costs in an effort to conserve available operating funds. Management was successful in keeping Administrative salaries and wages significantly below the prior year’s level. Seeking additional funding remains a top priority for the company. Year 2005 compared to 2004 Results of operations for the 2005 fiscal year did not vary significantly from 2004. The Company incurred net losses, on a consolidated basis, of $1,822,655 and $1,433,425 in fiscal 2004 and 2005 respectively. Consolidated loss per share was $.04 and $.03 for the 2004 and 2005 fiscal years, respectively. The Company generated no significant amount of revenue in either fiscal year. The Company is currently using cash to fund operations at an approximate rate of $65,000 per month, net of engineering revenue received, with the significant non-cash charges being depreciation and amortization of approximately $30,000 per year, the deferral of certain executive salaries at an annual rate of $160,000 per year and the deferral of building rent approximately $472,800 per year. Salaries and wages, including benefits, remained relatively constant, representing 53% and 39% of total expenses for the 2004 and 2005 fiscal years, respectively. With the company continuing to conserve cash on hand, most employees voluntarily consented to defer pay, resulting in a total of $ 245,494 of accumulated short-term deferred payroll as of June 30, 2005. Interest expense increased by $17,244 over the prior year primarily as a result of the accrual of interest on the company’s loans from Milk Farm Associates (Milk Farm) and from Dr. Moller. Milk Farm is a related entity by virtue of the fact that Dr. Moller is the general partner in Milk Farm and has a 37.7% ownership interest. The loan from Milk Farm is unsecured. It is due on demand and accrues interest at the maximum rate allowed by law. At the fiscal year-end 2004, the outstanding principal amount was $387,976. Loans from Dr. Moller are also unsecured and carry a 10% annual interest rate. At the fiscal year-end 2005, the outstanding principal amount was $1,637,106. There has been no accrual of interest on the loan with Pelican Ventures. See Note F to the Financial Statements. Contract revenues increased by $167,734 in 2005 over 2004, primarily due to contract revenue received from Freedom Motors. Miscellaneous revenues increased by $14,496. These increases are not indicative of any meaningful revenue trends. Total operating expenses decreased by $254,790.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheet of Moller International, Inc. and subsidiaries (the Company) as of June 30, 2005 and the related consolidated statements of operations, deficit in stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moller International, Inc., and subsidiaries as of June 30, 2005, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not generated any significant revenue from operations and is in need of additional infusions of operating capital in order to complete the development of its Skycar product and other product offerings. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Pleasanton, California
August 8, 2005

MOLLER INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEET JUNE 30, 2005

ASSETS

CURRENT ASSETS
Cash	$ 27,013
Accounts receivable	102,830
Total current assets	129,843

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,062

OTHER ASSETS	-
Total other assets	-

$ 152,905

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 165,681
Accrued expenses	1,784,941
Notes payable - majority shareholder	1,957,983
Notes payable - minority shareholders	105,731
Other notes payable	902,554
Customer deposits	447,641
Total current liabilities	5,364,531

LONG TERM LIABILITIES
Capitalized leases payable	-
Deferred wages	1,529,704
Total long term liabilities	1,529,704

Total liabilities	6,894,235

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares, no par value,
issued and outstanding, 44,650,281 shares at June 30, 2005	25,422,447
Accounts receivable from related party	(1,256,048)
Accumulated deficit	(30,907,729)
Total deficit in stockholders' equity	(6,741,330)

$ 152,905

See accompanying notes to financial statements.

MOLLER INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS YEAR ENDING JUNE 30,

	2005	2004
INCOME
Contract revenues	$ 606,900	$ 439,166
Miscellaneous	31,939	17,443
Total income	638,839	456,609

EXPENSES
Project labor	305,788	263,013
Project materials	77,317	42,566
Project subcontracted services	110,696	43,119
Administrative salaries and wages	302,704	681,908
Other labor	91,724	18,129
Employee benefits and payroll taxes	118,229	168,033
Marketing materials	5,781	2,308
Office and shop supplies	21,992	23,393
Shipping and postage	12,009	11,493
Telephone	8,516	9,277
Travel, automotive, meals	16,588	22,865
Legal, accounting, and consulting fees	110,718	79,533
Patent expense	52,276	43,030
Rent expense to majority shareholder	496,800	516,010
Utilities	38,347	46,363
Repairs and maintenance	5,560	5,085
Insurance	27,246	48,849
Depreciation and amortization expense	29,205	43,148
Property, sales and use taxes	36,835	20,020
Bank and loan fees	2,283	1,637
Other expenses	2,976	8,055
Total expenses	1,873,590	2,097,834

Loss from operations	(1,234,751)	(1,641,225)

OTHER EXPENSES
Interest	198,674	181,430
Total other expenses	198,674	181,430

NET LOSS	$ (1,433,425)	$ (1,822,655)

Loss per common share, basic and diluted	($0.03)	($0.04)

Weighted average common shares outstanding	44,650,281	43,769,436

See accompanying notes to financial statements.

MOLLER INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS PERIODS AS INDICATED

	Three Months Ended		Twelve Months Ended

	06/30/05	06/30/04	06/30/05	06/30/04
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (814,913)	$ (656,870)	$ (1,433,425)	$ (1,822,655)
Adjustments to reconcile net loss to net cash
used in operating activities
Increase in receivable to affiliate	(32,500)	-	(45,800)	-
Stock Issued for services	30,000	378,400	30,000	378,400
Depreciation and amortization	4,188	6,457	25,017	43,148
Deferred wages	40,000	40,000	159,998	167,497
Increase (decrease) in
Accounts receivable	(52,044)	(7,155)	(51,491)	24,608
Increase (decrease) in
Accounts payable	8,812	(47,894)	76,850	(149,608)
Customer deposits	15,141	-	25,141	(260,695)
Accrued expenses	222,318	374,708	729,932	642,162
Net cash used in operating activities	(578,998)	87,646	(483,776)	(977,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable - related parties	(135,660)	(4,940)	644,719	484,016
Increase (decrease) in other notes payable	717,925	(129,828)	(139,824)	495,046
Reduction in notes payable and capital leases	-	(459)	-	(2,488)
Proceeds from sale of common stock and exercise of options	-	-	-	-
Repurchases of common stock	-	-	-	-
Net cash provided by financing activities	582,265	(135,227)	504,896	976,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10)	4,056	4,178	602

NET INCREASE (DECREASE) IN CASH	3,257	(43,525)	25,298	33

CASH, BEGINNING OF PERIOD	23,756	$ 45,240	1,715	$ 1,682

CASH, END OF PERIOD	$ 27,013	$ 1,715	$ 27,013	$ 1,715

CASH PAID DURING THE PERIOD FOR:
Interest	11,091	407	14,187	2,871
Income taxes	-	-	1,600	1,600

See accompanying notes to financial statements.

MOLLER INTERNATIONAL, INC. CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY THREE YEARS ENDED JUNE 30, 2005

	Common Stock		Accumulated	Related Party
	Shares	Amount	Deficit	Receivable	Total

Balances at July 1, 2002	43,377,424	$ 23,965,764	$ (25,641,393)	$ (1,203,428)	$ (2,879,057)

Sales of common stock	5,333	40,000	-	-	40,000
Exercise of options by conversion of debt	146,448	276,460	-	-	276,460
Conversion of debt into common stock	61,000	143,200	-	-	143,200
Shares received for services	64	478	-	-	478
Proceeds from previously issued shares	-	588,145	-	-	588,145
Decrease in receivable from related party	-	-	-	270,761	270,761
Net loss for the year	-	-	(2,007,144)	-	(2,007,144)

Balances at June 30, 2003	43,590,269	25,014,047	(27,648,537)	(932,667)	(3,567,157)

Prior Period Adjustment	-	-	(3,114)	(277,581)	(280,695)

Balances at June 30, 2003, as restated	43,590,269	25,014,047	(27,651,651)	(1,210,248)	(3,847,852)
adjustment to 12-31-04 number	605,012				-
Commons Stock issued	430,000	378,400	-	-	378,400
Net loss for the year	-	-	(1,822,655)	-	(1,822,655)

Balances at June 30, 2004	44,625,281	25,392,447	(29,474,306)	(1,210,248)	(5,292,107)

Commons Stock issued	25,000	30,000			30,000
Increase in receivable from related party				(45,800)	(45,800)
Net loss for the year			(1,433,423)		(1,433,423)

Balances at June 30, 2005	44,650,281	$ 25,422,447	$ (30,907,729)	$ (1,256,048)	$ (6,741,330)

See accompanying notes to financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company), (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc., (AI).

MI is the successor to Moller Corporation (MC), an inactive entity. MC’s only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 58.1% of the outstanding common stock of the Company. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

The Company has historically entered into several lines of revenue-producing business activities including the design and development of rotary engines, remotely controlled flying vehicles, automotive mufflers and vertical takeoff and landing aircraft. The Company has for the past fifteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing (VTOL) vehicle known as the Skycar. The Skycar program is still in the development stage at this point.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2005, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 9,085,000 shares.

Income Taxes

Deferred income taxes are computed using the asset and liability approach, which recognizes a liability or asset, representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to a level at which it is “more likely than not” that the benefit will be realized. Realization of such benefits of deductible temporary differences and operating loss carryforwards is dependent upon generating sufficient taxable income in future years and within the carryforward periods.

Property and Equipment

Property and Equipment is recorded at cost and is depreciated over its estimated service life on a straight-line basis. Estimated service lives range from five to fifteen years.

Property and equipment consist of the following at
	June 30:
	2005	2004

Production and R&D Equipment	$ 325,990	$ 393,158
Computer equipment and software	397,393	417,876
Furniture and fixtures	75,651	75,651
	799,034	887,285
Less accumulated depreciation	(776,117)	(834,427)
	__________	__________
	$ 22,917	$ 52,258

Long-lived Assets

When facts and circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected discounted future cash flows as well as other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge to current operations. The company did not recognize any impairment loss for the year ending June 30, 2005.

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

In the case of MI’s recognition of revenue from engineering services provided to Freedom Motors, the arrangement is the Technology Development and License Agreement entered into between Freedom Motors and Moller International in 1998 (previously filed as Exhibit 10 to the Company's Form 10-SB, filed on EDGAR September 21, 2001). Under this agreement, Moller International committed to providing engineering services, as deemed reasonable, to perform scientific and engineering technical support for the rotary engine. The support is generally in the form of labor using the expertise of MI’s employees, and temporary use of a portion of MI’s facilities or equipment.

Delivery is considered complete when a specific defined task or milestone is completed, as demonstrated by the issuance of engineering documents (procedures, drawings, models, prototypes, etc.) and provided to Freedom Motors or its assigns. The date the information or material is provided to Freedom Motors is considered the delivery date.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in determining compensation cost for options issued to employees. Accordingly, no compensation cost has been recognized upon issuance of the option. The Company has adopted the disclosure only provisions FASB Statement No. 123, Accounting for Stock-based Compensation. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, the Company’s net loss and net loss per common share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

	2005	2004	2003	2002

Additional Compensation cost	$24,433	$32,323	$32,323	$32,323
Net loss as reported	1,433,425	1,822,655	2,007,144	2,159,940
Pro forma net loss	$1,457,858	$1,854,977	$2,039,467	$2,192,263

Pro forma loss per share	$0.03	$0.04	$0.05	$0.05

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum-value method, including a risk-free interest rate of 3%, an estimated life of the options of ten years and no dividend rate or volatility on the stock. The weighted average fair value of stock options granted was $.47, in 2002, respectively. No options were granted for the years ended June 30, 2003 or 2004. All options previously issued prior to September 2004, that had not expired, were rolled over into the company’s 2004 Stock, Option and Restricted Stock Benefit Plan.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual period beginning after June 15, 2005. Adoption of SFAS No. 123R will result in the share-based compensation that was previously reported as pro forma information in the footnotes, to be included in the Consolidated Statements of Income.

NOTE B – GOING CONCERN

The Company has recorded a net loss of $1,433,425 for the year ended June 30, 2005 and has a deficit equity of $6,741,330. The Company currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of the Company’s products. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities. The Company’s affiliate, Freedom Motors, recently entered into contracts to manufacture and supply rotary engines to certain customers. Concurrent with the signing of these contracts, FM typically receives up front engineering and license fees which is, in turn, paid to MI, (see above note). FM expects to generate further funding from this activity which will be used to fund ongoing activities at MI. However, there is no assurance that FM will continue to be successful in securing additional fees from potential new customers.

Dr. Moller, the majority shareholder of the Company, is providing funds received from the refinance of, both, real property owned by him personally and real property owned by a limited partnership of which Dr. Moller is the general partner , in the form of short-term, interest-bearing demand loans to the Company. During the current year ended June 30, 2005, a total of $1,637,106 has been loaned to the Company from these transactions. Of that amount, $848,358 in borrowings came from properties owned personally by Dr. Moller. In addition, Dr. Moller has deferred payment of current year building rent owed by MI of approximately $472,800.

There can be no assurance that Dr. Moller will continue to have the ability to continue to make such short-term loans to the Company in the future . Dr. Moller is under no legal obligation to provide additional loans to the company. In the event that Dr. Moller cannot continue to make such loans, or that the Company does not receive funds from other sources, the Company may be unable to continue to operate as a going concern.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide the Company with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE C – CUSTOMER DEPOSITS

Customer deposits are payments made to the Company, generally at $10,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request, with interest at 10% on the deposit amount from the date of the request.

NOTE D – DEFERRED WAGES

The annual salary of the President ($160,000) is being deferred until the Company has reached a consistent level of profitability.

The President is aware and has expressly agreed to defer any accrued wages until such time that the company becomes profitable. The President expects profitability by the company to be greater than a one-year time frame. Management, as a result of these expectations, has classified the accrued wages as non-current at June 30, 2005.

NOTE E – NOTE PAYABLE MAJORITY SHAREHOLDER

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes, one for $1,687,183 which bears interest at $10% per annum, and another note for $270,800 that is non-interest bearing. During the year ended June 30, 2005, Moller loaned the Company an additional $848,358, representing an increase in the interest bearing loan balance. Accrued interest on this loan aggregated $212,660 at June 30, 2005.

NOTE F – NOTES PAYABLE

Minority Shareholders

Notes payable to minority shareholders, at June 30, 2005 consisted of short-term borrowings, all due on demand with an interest rate of 10% per annum. Certain of the loans, including accrued interest, are convertible in common stock at $2.50 per share. The aggregate balance outstanding at June 30, 2005, was $105,731.

Related Party

During the year ended June 30, 2005, the Company repaid $128,165 in loans and had a $387,976 balance owed to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. Dr. Moller is the general partner in Milk Farm and has a 37.7% ownership interest. The note is unsecured and bears the maximum interest allowed by law. Accrued interest on this loan aggregated $114,430 at June 30, 2005.

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

On June 24, 2002, Pelican notified the Company that it had cancelled the project in which the company’s engine was to be used and requested repayment of the $500,000. The Company responded with a claim for reduction of the loan balance because the engine appeared to meet the performance goals and Pelican had approved continued work on the project.

The Company and Pelican have not resolved the matter and the Company is seeking resolution through arbitration or litigation.

Freedom Motors has ceased accruing interest on the $500,000 loan from Pelican Ventures because they consider the loan agreement breached by the lender. After putting forth a good faith effort to provide Pelican Ventures with a viable diesel-fueled rotary engine and subsequently offered to deliver a prototype that was suitable for production, Pelican Ventures refused to reimburse Freedom Motors for $561,411 in expenses incurred on their behalf. In accordance with the terms of the agreement, these expenses were to be billable if the product was accepted.

Freedom Motors contends that Pelican Ventures deliberately mislead them and perpetuated the development effort with no intent to carry out their stated objective to put the engine into production. Furthermore Pelican Ventures denied acceptance of an engine that met their technical specifications in order to obtain repayment of both principal and interest from Freedom Motors. Freedom Motors’ billing to Pelican Ventures and the loan are accruing interest at the same rate thereby offsetting each other and is the basis for discontinuing the accrual of interest on the loan.

The loan agreement contains a provision for the resolution of disagreements through the courts, but prior to seeking a settlement in this manner we have approached Pelican Ventures directly with a settlement offer. We are awaiting a response.

The Company ceased accruing interest payments to Pelican in August of 2002, and has not accrued any interest payments due to Pelican from July 31, 2002, forward.

The following is a summary of the notes outstanding by period ending:

	June 30,
	2005	2004

Minority Shareholders - convertible, 1 year term, 10%	$ 40,750	$ 40,750
Minority Shareholders - demand, 10%,	64,981	65,346
Milk Farm Associates	387,976	516,142
Pelican Ventures	500,000	500,000
	$ 993,707	$1,122,238

NOTE G– TECHNOLOGY AND LICENSE DEVELOPMENT AGREEMENT

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

The Agreement also called for MI to perform research and development services on behalf of FM relating to the product development of MI’s Model 530cc single rotor engine and for MI to be compensated for such services at cost rates defined in the Agreement. FM granted MI a royalty of 5% of net revenues received from the sale of products developed pursuant to this Agreement. The initial term of this royalty arrangement shall mean the period during which the products are covered by a valid, unexpired patent. The royalty period will extend beyond this period for an additional five years but the royalty percentage shall be reduced to 2% of net revenues received.

NOTE H – COMMON STOCK TRANSACTIONS

During the year ended June 30, 2005, the Company issued 25,000 restricted shares of common stock to certain individuals in recognition of various contributions made by these individuals to the Company. The Company received no consideration for the shares. The Company recorded a charge to operations for the issuance of these shares in the amount of $30,000 based on a fair market value per share of $1.20. The fair market value was determined by taking the closing price for the stock at the date the shares were issued.

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

NOTE I – LEASE COMMITMENT

The Company’s operations are housed in one 34,500 square foot building, which is leased from majority shareholder Paul S. Moller. The initial operating lease expired on November 13, 2002. The facility was being leased on a month-to-month basis. The monthly base rental was $37,524, which included base rent of $27,165 plus a monthly interest payment of $10,359. The interest payment represented the monthly debt service on a second mortgage on the building (See Note J). The mortgage was the responsibility of Dr. Moller. The Company paid the interest as a form of additional rent on the facility. The Company is also liable for property taxes and insurance assessed against the leased property.

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

Rent expense charged to operations under this lease, including property taxes, aggregated $532,582 and $516,010 for the years ended June 30, 2005 and 2004, respectively.

NOTE J – RE-FINANCE OF SHAREHOLDER LEASED PROPERTY

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

On April 18, 2005, Moller obtained a second mortgage on the building. The new debt is $700,000 at an interest rate of 14.04%. The additional financing paid off $60,708 in existing debt including accrued interest, unpaid property taxes, and other fees and costs. Net proceeds from the refinance totaled $639,292 of which $508,500 was loaned to the Company by Moller. The debt service requirements on the refinanced debt aggregate $7,292 per month with a final payment of $707,292 due in May 2008.

NOTE K – FREEDOM MOTORS SPIN-OFF

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

Accordingly, on March 30, 2001, the Company’s Board of Directors approved an Agreement and Plan of Reorganization (Agreement) with Freedom Motors, Inc. (FM) and Vertol, Inc. (VI). According to the terms of the Agreement, the Company transferred all of its assets and liabilities (except its MI and VI stock) to VI in exchange for 100% of the VI common stock. Thereafter, the Company’s shareholders exchanged (subject to statutory dissenters’ rights) all of the outstanding shares of the Company for an identical number of shares of VI common stock and a proportionate number of shares of FM common stock via a distribution from the Company. Subsequently, VI was merged with the Company. The effect of the reorganization is that the FM shares owned by the Company are now instead owned by the Company’s shareholders. The reorganization is intended to qualify as a tax-free exchange reorganization pursuant to sections 311, 355 and 368 of the Internal Revenue Code. On April 14, 2001, the Agreement was ratified at a special meeting of the shareholders of the Company, duly noticed and accompanied by a proxy statement. The Company ceased consolidating the results of operations of FM effective March 31, 2001. Net assets transferred to the new FM shareholders aggregated $111,718 and this amount has been reflected as a shareholder distribution in the accompanying consolidated statement of deficit in stockholders’ equity. The intercompany receivable balance at the date of the spin-off of $1,210,248, which includes $500,000 for the Pelican Ventures loan (See Note F), was reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

On April 16, 2003, Freedom Motors (FM) and Madami International of Russellville, AR (Madami) entered into a contract to provide Rotapower engines for Madami International’s new All Terrain Vehicle. In support of this effort, Freedom Motors contracted with the Company to provide engineering services to assist with the transfer of documentation and manufacturing process details to Madami. The Company recognized $250,000 in revenue from this contract during the year ended June 30, 2004. The agreement between FM and Madami calls for FM to provide rotors for any engines required by Madami. The Company will receive a 5% royalty on all Freedom Motors sales of products to Madami. No rotors have been delivered to Madami as of June 30, 2005, thus no royalty revenue has been accrued to date.

NOTE L– STOCK OPTION PLANS

Effective January 21, 2004, Moller International, Inc. submitted a Form S-8 Registration Statement describing its 2004 Stock, Option and Restricted Stock Benefit Plan. The statement requested immediate registration of 7,500,000 shares of Moller International, Inc common stock (no par value) at the proposed maximum offering price of $1.55 per share for a proposed maximum aggregate offering price of $11,625,000. This figure represents the maximum number of shares that may be issued under the above-named Benefit Plan, including shares issued pursuant to the exercise of options issued under the Plan. This Registration Statement also covers any additional shares of Common Stock which become issuable pursuant to this Registration Statement by reason of any stock dividend, stock split, recapitalization or any other similar transaction effected without the receipt of consideration which results in an increase in the number of the Registrant’s outstanding shares of Common Stock. The total shares available for grant under the plan aggregate 7,500,000 of which 455,000 are outstanding at June 30, 2005. Previously, the Company had in effect a 1991 Stock Option Plan that allowed for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The total shares available for grant under the plan were 7,500,000 of which 1,066,552 are reserved for future issuance for stock options granted as of June 30, 2004. The 7,500,000 available share amount excludes 6,000,000 in options granted to the Company's founder and CEO, Dr. Paul Moller, which options were granted independently of the plan, and also excludes 2,463,829 in options granted to certain non-employees. Options shall vest and become exercisable at such time or times and on such terms as the Plan Administrators may determine at the time of the grant of the Option. The Plan Administrators shall establish the exercise price payable to the Company for shares to be obtained pursuant to Options, which exercise price may be amended from time to time as the Plan Administrators shall determine.

Option activity for the years ended June 30, 2005, 2004, 2003,and 2002, is as follows:

				Weighted
		Range of		Average
	Total granted	Option Prices	Total vested	Exercise Price

Balance at June 30, 2001	9,904,052			$1.71

Vested at June 30, 2001			9,273,736	$1.54

Granted	50,000	$5.50		$5.50
Exercised	-
Forfeited	-
Balance at June 30, 2002	9,954,052			$1.73

Vested at June 30, 2002			9,366,970	$1.57

Granted	-
Exercised	(146,448)	$.81 to $3.82		$1.89
Forfeited	(139,581)	$1.21 to$1.34		$1.27
Balance at June 30, 2003	9,668,023			$1.74

Vested at June 30, 2003			9,144,555	$1.59

Granted	-
Exercised	-
Forfeited	(137,642)	$1.34 to $4.58		$3.64
Balance at June 30, 2004	9,530,381			$1.74

Vested at June 30, 2004			9,182,324	$1.61

Granted	614,264
Exercised	-
Forfeited	(1,059,352)
Balance at June 30, 2005	9,085,293			$1.57

Vested at June 30, 2005			9,060,293	$1.57

Additional option information for the year ended June 30, 2005, is as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Price Range	Outstanding	Price	Life in Years	Exercisable	Price

$.81 to $1.35	6,141,880	$1.15	3.17	6,116,880	$1.15
$1.72 to $2.67	2,459,644	$2.16	0.75	2,459,644	$2.15
$3.24 to $5.50	483,769	$3.94	9.17	483,769	$3.94

	9,085,293	$1.57		9,060,293	$1.57

NOTE M – INCOME TAXES

The Company currently has approximately $26,500,000 in net operating loss (NOLs) carryforwards to offset future federal taxable income. In view of the uncertainty over the Company’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of approximately $8.15 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability (changes pending discussion with tax accountant). The valuation allowance increased by approximately $250,000 for the year ended June 30, 2005. Current IRS regulations limit the ability of a Company to offset net operating loss carryforwards against future federal taxable income when a change in control of the Company, as defined by IRS regulations, has occurred. The Company has not performed any analysis to determine if such a change in control has occurred. Income tax expense for the years presented consists solely of the minimum State franchise tax and is included in other expense in the accompanying statements of operations.

NOTE N – SEC SETTLEMENT

In August 2001, the Ft. Worth, Texas office of the Securities and Exchange Commission (“SEC”) initiated an investigation into certain prior activities of Moller International, Inc. and Dr. Paul Moller individually. Rather than face the prospect of a lengthy SEC lawsuit, Dr. Moller and the Company each made a determination to settle the matter by engaging in early resolution discussions with the SEC staff. As a result, Moller International, Inc. and Dr. Moller have each stipulated to an injunction against future violation of the federal securities laws and have agreed to pay a $50,000 fine. Upon final review by the Washington, D.C. office, the final SEC settlement fine was only levied against Dr. Moller. As a result the other intended fine for Moller International, Inc. was dropped and omitted from the June 30, 2003 final results. Moller International, Inc. and Dr. Moller have neither admitted nor denied any violations of federal securities law.

NOTE O – LEGAL PROCEEDINGS

Moller International, Inc. is named as a defendant in a lawsuit pending in Yolo County, California Superior Court captioned Houlihan v. Moller International, Inc., et al. The Complaint, filed in January of 2004 in Sacramento County Superior Court and later transferred to Yolo County Superior Court, alleges that the Company violated certain federal and state securities laws at the time the plaintiff purchased his shares of common stock in the Company, and later when the Company offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest. The Company’s Answer was filed in September 2004, and initial discovery commenced in early October 2004. The Company intends to contest the case vigorously and while it is too early to assess the likelihood of a favorable outcome or the amount or range of potential loss, the Company and its counsel currently believe that there exist multiple viable defenses to the causes of action in the Complaint. Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure Not applicable.

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

Effective February 5, 2004, Moller International accepted the voluntary resignation of Mr. Elliot Axelband. Mr. Axelband resigned stating that he was uncomfortable with the level of Director & Officers Liability Insurance held by the Company.

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company

Paul Moller	68	10/2004 – 10/2005	No
A. Gordon Vette	72	10/2004 – 10/2005	No
Faulkner White	54	10/2004 – 10/2005	No
Umesh Khimji	42	10/2004 – 10/2005	No
Monty Lee	60	10/2004 – 10/2005	No
Jim Toreson	63	10/2004 – 10/2005	No

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

Umesh Khimji, Director--Mr. Khimji is the Chief Executive Officer of the Ajit Khimji Group of Companies, LLC, Muscat in the Sultanate of Oman. He is a member of the Board of Directors in AKGC and in Asha, a group comprised of ten Sultanate of Oman companies, as well as in two companies in France, two in India, two here in the United States (Moller International and a spin-off of Moller International, Freedom Motors, Inc., a privately held Nevada Corporation). He has been instrumental in the start up and direction of private and public companies since 1986. Mr. Khimji's experience includes management, public and private finance, investment planning, development and operations. His firms are actively involved in a variety of market segments including travel & tourism, hotels, resorts; commercial and industrial banking, advertising, construction, contract services, computer software and other types of research and development activities. Mr. Khimji holds a Bachelor of Business Administration from University of San Diego, and is fluent in English, French and several Indian languages. He is experienced in working with people with diverse cultural backgrounds. He was selected as a candidate MI Director when his father, Ajit Khimji, resigned from his position on the Board earlier this year.

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

Jim Toreson, Director--Dr. Toreson has over 16 years experience as a chief executive, and over 20 years experience in manufacturing, including quality control, materials management, JIT production, process control, and manufacturing engineering. Eight years of experience in flexible automation, statistical process control (SPC), and quality system including ISO 9000 and Six Sigma programs. More recently as the founder of ONSHORE, a management consulting firm specializing in technology-intensive products and services he has acted as the CEO of Chineseinvestors.com, an Internet portal serving the world-wide ethnic Chinese marketplace for financial services; VP of Marketing and Sales of APPIANT Technology, Inc., a NASDAQ company providing ASP services for speech recognition; and VP of Business Development for eSpaces, a company providing physically secure and cyber-secure work spaces. Dr. Toreson has a BSEE and MSEE from the University of Michigan, a Dr. of Science from the University of Nevada, and has completed coursework for his PhD EE at the University of Pennsylvania.

Adoption of Code of Ethics

On October 18, 2004, Moller International formally adopted a Code of Ethics governing the action of all Officers, Directors, and Employees of the Company. That Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended June 30, 2004, filed on EDGAR November 3, 2004.

Item 10. Executive Compensation

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

Name and principal position	Year	Annual Compensation			Long-term Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All other compensation ($)
					Restricted Stock Award(s) ($)	Securities underlying options/SARs (#)	LTIP payouts ($)
Paul Moller, President	2005	$160,000(1)	$0	$0	$0	0	$0	$0
	2004	$160,000(1)	$0	$0	$0	0	$0	$0
	2003	$160,000(1)	$0	$0	$0	0	$0	$0
	2002	$160,000(1)	$0	$0	$0	0	$0	$0
(1) The entire amount shown is deferred at the election of the Executive, not as part of any plan.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of September 1, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock (no par value)	Paul S. Moller 9350 Curry Rd. Dixon, CA 95620	28,223,009 (1)	55.3%
(1) Has options to purchase 6,000,000 shares.
(2) Total includes 25,919,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller.
(3) Percentage of class based on 51,035,038 potential shares outstanding.

Paul S. Moller, President, Director and Chairman of the Board of Directors is the sole shareholder of Moller Corp. Moller Corporation holds legal title to 25,919,909 of the shares of Common stock listed above as beneficially owned by Paul S. Moller . Rosa Maria Moller, the spouse of Paul S. Moller, owns 589,848 shares of Common stock, which are included in the figure above, although she holds them as separate property in her name alone. The following are all of our officers and directors who held office during the fiscal year ending June 30, 2005 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (3)

Common Stock	Paul S. Moller (1) (2) 9350 Currey Rd Dixon, CA 95620	28,223,009 (D,I)	55.30%
Common Stock	A. Gordon Vette 75 Reinga Rd Bay of Island, New Zealand	102,682 (D)	00.20%
Common Stock	Faulkner White 45 Lakeshore Irvine, CA 92604	187,280 (D)	00.37%
Common Stock	Umesh Khimji PO Box 144 Muscat, Sultanate of Oman	27,571 (D)	00.05%
Common Stock	Jim Toreson HCR61 Box 51 Alamo, NV 89001	25,000 (D)	00.05%
     (1) Total include options to purchase 6,000,000 shares.
     (2) Total includes 25,919,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller
(3) Percentage of class based on 51,035,038 potential shares outstanding.

ITEM 12. Certain Relationships and Related Transactions.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements).

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes, one for $1,687,183 which bears interest at $10% per annum, and another note for $270,800 that is non-interest bearing. (see Note E to the financial statements)

During the year ended June 30, 2005, the Company repaid $128,165 in loans and had a $387,976 balance owed to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. Dr. Moller is the general partner in Milk Farm and has a 37.7% ownership interest. (see Note F to the financial statements)

ITEM 13. Exhibits and Reports on Form 8-K.

Exhibit No.	Description

31.1	Certification of CEO / CFO
31.2	Certification of CEO / CFO
32.1	Certification of CEO / CFO
32.2	Certification of CEO / CFO

ITEM 14. Principal Accountant Fees and Services

	Year ended June 30,
	2005	2004

Audit and Quarterly Review Fees	$20,108	$24,435
Audit-related Fees		0
Tax Fees	5,275	3,350
All Other Fees	0	0
Total Fees	$25,383	$27,785

                                            SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934,
the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOLLER INTERNATIONAL, INC.2
October 12, 2005                              /s/ Dr. Paul S. Moller
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

     SIGNATURE                      TITLE                         DATE
     ---------                      -----                         ----
/s/ Dr. Paul S. Moller        CEO, President, Director          10/12/05
-----------------------

/s/ Glenn E. Carnahan         Chief Financial Officer &         10/12/05
-----------------------       Chief Accounting Officer

/s/ A. Gordon Vette           Director                          10/12/05
-----------------------

/s/ Faulkner White            Director                          10/12/05
-----------------------

/s/ Umesh Khimji              Director                          10/12/05
-----------------------

/s/ Monty Lee                 Director                          10/12/05
-----------------------

/s/ Jim Toreson               Director                          10/12/05
-----------------------