Form 10QSB
period 2005-09-30
MOLLER INTERNATIONAL INC
filed 2005-11-14
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2005

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.      [   ]  Yes            [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of Octobber 28, 2005 the a total of 45,249,320 shares of our common stock have been issued and are outstanding.

Transitional Small Business Disclosure Format (Check one):     [    ]   Yes           [    ]  No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2005, and its results of operations and its cash flows for the three months ended September 30, 2005 and 2004.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2005

(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 1,158
Accounts receivable	84,152
Total current assets	85,310

PROPERTY AND EQUIPMENT, net of accumulated depreciation	20,471

OTHER ASSETS	-
Total other assets	-
$ 105,781

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 213,186
Accrued expenses	1,969,033
Notes payable - majority shareholder	1,804,602
Notes payable - minority shareholders	122,370
Other notes payable	872,954
Customer deposits	447,641
Total current liabilities	5,429,786

LONG TERM LIABILITIES
Capitalized leases payable	-
Deferred wages	1,248,861
Total long term liabilities	1,248,861

Total liabilities	6,678,647

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares, no par value, issued
and outstanding, 44,675,281 shares at June 30, 2005	26,029,232
Accounts receivable from related party	(1,255,348)
Accumulated deficit	(31,346,751)
Total deficit in stockholders' equity	(6,572,867)
___________
$ 105,781

See accompanying notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Periods as Shown

	(Unaudited)
	3 Months Ended September 30:
	2005	2004
INCOME
Contract revenues	$ -	$ 253,500
Miscellaneous	44,762	5,173
Total income	44,762	258,673

EXPENSES
Project labor	72,787	42,107
Project materials	16,965	3,044
Project subcontracted services	18,027	6,329
Administrative salaries and wages	82,680	71,037
Other labor	8,128	7,627
Employee benefits and payroll taxes	20,185	15,911
Marketing materials	-	2
Office and shop supplies	4,038	5,839
Shipping and postage	1,539	2,963
Telephone	1,925	2,402
Travel, automotive, meals	2,896	4,587
Legal, accounting, and consulting fees	31,832	5,217
Patent expense	10,711	1,725
Rent expense to majority shareholder	124,200	124,200
Utilities	11,072	11,142
Repairs and maintenance	1,544	450
Insurance	5,697	10,436
Depreciation and amortization expense	2,445	9,149
Property, sales and use taxes	3,725	4,145
Bank and loan fees	400	394
Other expenses	1,284	982
Total expenses	422,080	329,688

Loss from operations	(377,318)	(71,014)

OTHER EXPENSES
Interest	61,557	43,488
Total other expenses	61,557	43,488

NET LOSS	$ (438,875)	$ (114,502)

Loss per common share, basic and diluted	($0.01)	($0.01)

Weighted average common shares outstanding	45,235,570	44,020,269

See accompanying notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods as Shown

	Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	09/30/05	09/30/04
Net loss	$ (438,875)	$ (114,502)
Adjustments to reconcile net loss to net cash
used in operating activities
Increase in receivable to affiliate	700	0
Stock Issued for services	606,785	(0)
Depreciation and amortization	2,445	9,149
Deferred wages	(280,843)	40,000
Increase (decrease) in
Accounts receivable	18,678	2,448
Increase (decrease) in
Accounts payable	47,505	15,563
Customer deposits	0	-
Accrued expenses	184,091	236,180
Net cash used in operating activities	140,488	188,837

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties	(29,600)	(57,663)
Increase (decrease) in other notes payable	(136,743)	(117,434)
Reduction in notes payable and capital leases	-	-
Proceeds from sale of common stock and exercise of options	-	-
Repurchases of common stock	-	-
Net cash provided by financing activities	(166,343)	(175,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(745)

NET INCREASE (DECREASE) IN CASH	(25,855)	12,995

CASH, BEGINNING OF PERIOD	$ 27,013	$ 1,715

CASH, END OF PERIOD	$ 1,158	$ 14,710

Cash paid during the period for:
Interest	1,206	2,000
Income taxes	-	-

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
(Unaudited)

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company), (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc., (AI).

MI is the successor to Moller Corporation (MC), an inactive entity. MC’s only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 57.3% of the outstanding common stock of the Company. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2005, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 9,100,000 shares.

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

Property and equipment consist of the following at
	June 30:
	2005	2004

Production and R&D Equipment	$ 325,990	$ 393,158
Computer equipment and software	397,393	417,876
Furniture and fixtures	75,651	75,651
	799,034	886,685
Less accumulated depreciation	776,117)	(834,427)

	$ 22,917	$ 52,258

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

  Persuasive evidence of an arrangement exists,
  Delivery has occurred or services have been rendered,
  The seller's price to the buyer is fixed or determinable, and,
  Collectibility is reasonably assured.

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

The final criterion, Collectibility, is determined by Freedom Motors’ ability and willingness to pay its debts. Since Freedom Motors is itself a startup company, it has not been in a position to pay until it acquired contracts and received revenue from those contracts. When Freedom Motors received revenue during this reporting period, they notified Moller International and stated their intent to pay a portion of fees accumulated for services rendered. When the payment for services is received by Moller International, then management recognizes and records revenue that is equal to the fees received.

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

The company performs contract services for its former subsidiary, Freedom Motors (FM). In accordance with the Technology Development and License Agreement between Moller International and FM, dated October 28, 1999, the Company provides FM the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. The Company also handles FM's bookkeeping and other administrative functions. Prior to the spin-off of FM these charges were eliminated in consolidation against the corresponding expenses incurred by FM. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM’s ability to pay amounts owed, the Company does not recognize any revenue related to these transactions with FM until it receives payment from FM. For the period from April 1, 2001 to June 30, 2001, contract services billed to FM totaled $185,695. For the years ended June 30, 2002, 2003, 2004 and 2005, contract services billed to FM totaled $548,906, $432,670, $585,720, and $2,049,896 respectively.

For the year ended June 30, 2005, FM received development fees from new customers, intent on licensing FM’s rotary engine technology. FM remitted a total of $606,900 in payments to MI for such services. In addition, in prior years, FM had remitted a total of $324,417 in payments to MI. Those amounts had been previously classified as a reduction in the inter-company receivable between the two companies. This receivable is reflected as a reduction in stockholders’ equity in MI’s financial statements. For the year ended June 30, 2005 the customer deposit amounts have been credited to revenue as they are being treated as payments by FM to MI for contract services previously rendered.

In summary, MI has billed FM $3,802,887 for contract services post spin-off. Of that amount, a total of $949,317 has been recognized as revenue, leaving a balance of $2,853,570. These amounts will be recognized as revenue when payment is received from FM.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended September 30, 2005 vs. September 30, 2004

The Company’s net loss for the three months ended September 30, 2005 was $438,875 or $0.01 loss per share, and is consistent when compared to a net loss of $ 114,502 or $0.01 loss per share for the three months ended September 30, 2004. There were completion of contracts in the prior year, with no carry-over to the current quarter, accounted for the decline in revenue. Lower contract revenues combined with increased project labor and material costs, additional legal expense and higher interest account for the $ 324,373 increase in the Company’s net loss. The current three -month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products.

On July 12, 2002, the Company completed a successful hover flight of the M400 Skycar. Completion of this test flight triggered the option exercise period for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, with the exercise period ending on October 10, 2002. Subsequently, we have extended the exercise date to a period ending 45 days after Moller International’s stock has begun trading on the NASDAQ OTC-BB, should that event occur. There is no assurance that the holders will exercise all or any portion of such options over and above those already exercised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3 – CONTROLS AND PROCEDURES

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

Effective March 29, 2005, Glenn E. Carnahan was hired as Moller International’s Chief Financial Officer. Mr. Carnahan resigned from this position on October 4, 2005 to pursue other opportunities.

Effective November 4, 2005 the Board of Directors appointed Faulkner White to replace Monty Lee on the Audit Committee. Mr. Lee declined to run for re-election to the Board. Also as of this date the Board established the Governance and Nominating Committee. Paul Moller, Jim Toreson and Bruce Calkins will serve the first term, with Paul Moller as Chairman.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Moller International, Inc. is named as a defendant in a lawsuit pending in Yolo County, California Superior Court captioned Houlihan v. Moller International, Inc., et al. The Complaint, filed in January of 2004 in Sacramento County Superior Court and later transferred to Yolo County Superior Court, alleges that the Company violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of common stock in the Company, and later breached a contract when the Company offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest. The Company's Answer was filed in September 2004, and initial discovery commenced in early October 2004. Discovery has not yet been completed and the case has not yet been set for trial.

The Company has contested and intends to continue to contest the case vigorously. The plaintiff has attempted to obtain a writ of attachment against the Skycar, but the Court denied the application. The plaintiff also attempted to obtain summary adjudication (judgment without trial) of the federal and state securities law claims, but the Court denied this attempt as well, on the grounds that the applicable statutes of limitations had expired, rendering these claims no longer viable.

While it is still too early to assess the likelihood of a favorable outcome on the remaining claims or the amount or range of potential damages, the Company and its counsel continue to believe that there exist multiple viable defenses to these claims.

ITEM 2 - UNREGISTERED SALES OF EQITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual shareholders' meeting of Moller International, Inc. took place on Saturday, November 5, 2005, at 1632 Da Vinci Ct., Davis, California, at 10:00 a.m. It was unanimously resolved to appoint the following individuals to the Board of Directors: Paul S. Moller, Faulkner White, Umesh Khimji, Jim Toreson, and Mike Shanley. Their term of office is 12 months.

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

November 15, 2005 Date	MOLLER INTERNATIONAL, INC. /s/ Paul S. Moller Dr. Paul S. Moller President, Chief Financial Officer, Director