Form 10QSB
period 2005-12-31
MOLLER INTERNATIONAL INC
filed 2006-02-14
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                December 31, 2005
                                -----------------

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_________to_________

                         Commission File No.: 000-33173

                           Moller International, Inc.
                           --------------------------
                 (Name of small business issuer in its charter)

             California                                      68-0006075
             ----------                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95616
                            -------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (530) 756-5086
                    Issuer's Facsimile number (530) 756-5179

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------

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

As of February 6, 2006 a total of 45,456,320 shares of our common stock have been issued and are outstanding.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [ ]  No

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2005, and its results of operations and its cash flows for the six months ended December 31, 2005 and 2004.

--------------------------------------------------------------------------------

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                                                    (Unaudited)
                                                                  --------------
                               ASSETS
CURRENT ASSETS
Cash                                                              $      12,693
Accounts receivable                                                      85,600
Total current assets                                                     98,293
                                                                  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                  18,023

OTHER ASSETS                                                                  -
Total other assets                                                            -
                                                                  --------------
                                                                        116,316


        LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                  $     251,262
Accrued expenses                                                      2,185,097
Notes payable - majority shareholder                                  1,835,680
Notes payable - minority shareholders                                   423,870
Other notes payable                                                     854,254
Customer deposits                                                       447,641
Total current liabilities                                             5,997,804

LONG TERM LIABILITIES
Capitalized leases payable                                                    -
Deferred wages                                                        1,303,861
Total long term liabilities                                           1,303,861

Total liabilities                                                     7,301,666

DEFICIT IN STOCKHOLDERS' EQUITY

Common stock, authorized, 150,000,000 shares, no par value, issued
and outstanding, 44,675,281 shares at June 30, 2005                  26,043,774
Accounts receivable from related party                               (1,258,348)
Accumulated deficit                                                 (31,970,776)
Total deficit in stockholders' equity                                (7,185,349)
                                                                  --------------
                                                                  $     116,316

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                Periods as Shown

                                                           (Unaudited)
                                                    3 Months Ended December 31:
                                                      2005             2004
                                                  -------------    -------------
INCOME
Contract revenues                                 $          -     $    304,000
Miscellaneous                                           10,918            1,971
                                                  -------------    -------------
Total income                                            10,918          305,971

EXPENSES
Project labor                                           36,033           59,778
Project materials                                        7,156            2,629
Project subcontracted services                               0            8,691
Administrative salaries and wages                       73,395           80,239
Other labor                                              1,562            5,064
Employee benefits and payroll taxes                     24,843           39,524
Marketing materials                                      1,084              768
Office and shop supplies                                 4,195            5,302
Shipping and postage                                     2,251            3,714
Telephone                                                2,085            2,116
Travel, automotive, meals                                7,508            2,650
Legal, accounting, and consulting fees                  67,042           22,498
Patent expense                                          28,859           35,562
Rent expense to majority shareholder                   124,200          124,200
Utilities                                               10,015           10,585
Repairs and maintenance                                  3,361              975
Insurance                                                1,057            1,500
Depreciation and amortization expense                    2,448            9,412
Property, sales and use taxes                           29,534           14,714
Bank and loan fees                                         664              338
Other expenses                                             318              458
                                                  -------------    -------------
Total expenses                                         427,610          430,718

Loss from operations                                  (416,693)        (124,747)

OTHER EXPENSES
Interest                                              (207,332)         (43,479)
                                                  -------------    -------------
Total other expenses                                  (207,332)         (43,479)

NET LOSS                                             ($624,025)       ($168,226)
                                                  -------------    -------------

Loss per common share, basic and diluted                ($0.01)          ($0.00)

Weighted average common shares outstanding          45,456,320       44,650,281


See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Periods as Shown

                                                          Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                    12/31/05       12/31/04
                                                      -----------    -----------
Net loss                                              $ (624,024)    $ (168,226)
Adjustments to reconcile net loss to net cash used in
 operating activities
Increase in receivable to affiliate                       (3,000)             -
Stock Issued for services                                 14,542              -
Depreciation and amortization                              2,448          9,412
Deferred wages                                            55,000         39,999
Increase (decrease) in
Accounts receivable                                       (1,448)        (1,665)
Increase (decrease) in
Accounts payable                                          38,076         27,001
Customer deposits                                              -         10,000
Accrued expenses                                         216,062        110,504
                                                      -----------    -----------
Net cash used in operating activities                   (302,343)        27,025

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties   (18,700)        15,000
Increase (decrease) in other notes payable               332,579        (47,965)
Reduction in notes payable and capital leases                  -              -
Proceeds from sale of common stock and exercise of
 options                                                       -              -
Repurchases of common stock                                    -              -
                                                      -----------    -----------
Net cash provided by financing activities                313,879        (32,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                          -              -
                                                      -----------    -----------


NET INCREASE (DECREASE) IN CASH                           11,535         (5,939)

CASH, BEGINNING OF PERIOD                             $    1,158     $   14,710
                                                      -----------    -----------

CASH, END OF PERIOD                                   $   12,693     $    8,770
                                                      -----------    -----------

Cash paid during the period for:
Interest                                                       -              -
Income taxes                                                   -              -


See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005
                                   (Unaudited)

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (the Company), (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc., (AI).

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 57.02% of the outstanding common stock of the Company. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

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

Property and equipment consist of the following at
                                                             December 31:
                                                         2005          2004
                                                      -----------   -----------

Production and R&D Equipment                          $  393,157    $  393,332
Computer equipment and software                          417,876       417,876
Furniture and fixtures                                    75,651        75,651
                                                      -----------   -----------
                                                         886,859       886,685
Less accumulated depreciation                           (868,661)     (852,417)
                                                      -----------   -----------

                                                      $   18,023    $   34,442

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

For the year ended June 30, 2005, FM received development fees from new customers, intent on licensing FM's rotary engine technology. FM remitted a total of $606,900 in payments to MI for such services. In addition, in prior years, FM had remitted a total of $324,417 in payments to MI. Those amounts had been previously classified as a reduction in the inter-company receivable between the two companies. This receivable is reflected as a reduction in stockholders' equity in MI's financial statements. For the year ended June 30, 2005 the customer deposit amounts have been credited to revenue as they are being treated as payments by FM to MI for contract services previously rendered.

In summary, MI has billed FM $3,802,887 for contract services post spin-off. Of that amount, a total of $949,317 has been recognized as revenue, leaving a balance of $2,853,570. These amounts will be recognized as revenue when payment is received from FM.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended December 31, 2005 vs. December 31, 2004

The Company's net loss for the three months ended December 31, 2005 was $624,025 or $0.01 loss per share, and is consistent when compared to a net loss of $ 168,226 or $0.00 loss per share for the three months ended December 31, 2004. The completion of contracts in the prior year, with no carry-over to the current quarter, accounted for the decline in revenue. The $ 291,941 increase in the Company's net loss, was mainly due to the decrease in contract revenues as compared to 2004. The current three -month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products.

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

ITEM 3 - QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 - CONTROLS AND PROCEDURES

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

Effective March 29, 2005, Glenn E. Carnahan was hired as Moller International's Chief Financial Officer. Mr. Carnahan resigned from this position on October 4, 2005 to pursue other opportunities. We are proud to announce that our hiring efforts have secured Jose A. Ramirez as the new Chief Financial Officer for Moller International as of November 22, 2005.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit No.           Description
 -------------          -----------

     31.1               Certification of CEO
     31.2               Certification of CFO
     32.1               Certification of CEO
     32.2               Certification of CFO



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MOLLER INTERNATIONAL, INC.

    2/13/2006                              /s/ Paul S. Moller
-----------------                          -------------------------------------
      Date                                 Dr. Paul S. Moller
                                           President, CEO, Chairman of the Board