Form 10QSB
period 2006-03-31
MOLLER INTERNATIONAL INC
filed 2006-05-15
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2006
                                 --------------

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


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95616
                            ------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (530) 756-5086
                    Issuer's Facsimile number (530) 756-5179


       ------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

     As of May 4, 2006 a total of 45,461,061 shares of our common stock have been issued and are outstanding.

Transitional Small Business Disclosure Format (Check one):   [ ] Yes   [ ] No

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Moller International, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2006, and its results of operations and its cash flows for the nine months ended March 31, 2006 and 2005.

--------------------------------------------------------------------------------



                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006

                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS
Cash                                                                                                                   $  1,059
Accounts receivable                                                                                                      78,306
Total current assets                                                                                                     79,365

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                                                  15,575

OTHER ASSETS                                                                                                                  0
Total other assets                                                                                                            0
                                                                                                    ----------------------------

                                                                                                                         94,940
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                                                      $ 289,694
Accrued expenses                                                                                                      2,439,585
Notes payable - majority shareholder                                                                                  1,924,371
Notes payable - minority shareholders                                                                                   139,220
Other notes payable                                                                                                     836,754
Customer deposits                                                                                                       447,641
Total current liabilities                                                                                             6,377,265

LONG TERM LIABILITIES
Deferred wages                                                                                                        1,366,361
                                                                                                    ----------------------------
Total long term liabilities                                                                                           1,366,361

Total liabilities                                                                                                     7,743,626

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value, issued
and outstanding, 45,461,061 shares at May 4, 2006                                                                    26,043,774
Accounts receivable from related party                                                                               (1,254,898)
Accumulated deficit                                                                                                 (32,434,562)
Total deficit in stockholders' equity                                                                                (7,645,686)
                                                                                                    ----------------------------
                                                                                                                      $  94,940

See accompanying notes to financial statements.



                                                     MOLLER INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          Periods as Shown

                                                                            (Unaudited)                       (Unaudited)
                                                                      3 Months Ended March 31:         9 Months Ended March 31:
                                                                        2006            2005            2006              2005
INCOME
Contract revenues                                                          -          49,400                -           606,900
Miscellaneous                                                          4,383           1,592           60,063             8,737
Total income                                                           4,383          50,992           60,063           615,637
EXPENSES
Project labor                                                         79,083          51,967          190,750           153,853
Project materials                                                      1,248           1,708           35,139             7,381
Project subcontracted services                                           470           5,726           18,498            20,747
Administrative salaries and wages                                    102,526          54,792          252,245           206,068
Other labor                                                              567           1,558            6,923            14,249
Employee benefits and payroll taxes                                   22,572          29,830           64,672            85,266
Marketing materials                                                    2,234           4,221            3,566             4,991
Office and shop supplies                                               2,196           3,279           10,865            14,419
Shipping and postage                                                   2,332           2,526            6,121             9,203
Telephone                                                              1,815           1,999            5,825             6,517
Travel, automotive, meals                                              2,223           4,196           12,627            11,434
Legal, accounting, and consulting fees                                 7,635          22,259          108,621            49,973
Patent expense                                                         3,822           8,115           43,392            45,401
Rent expense to majority shareholder                                 124,200         124,200          372,600           372,600
Utilities                                                              9,347           7,139           30,434            28,866
Repairs and maintenance                                                 (227)            495            8,992             1,920
Insurance                                                                306           6,550            1,270            18,486
Depreciation and amortization expense                                  2,448           6,457            7,341            25,017
Property, sales and use taxes                                          3,145             198           36,404            19,057
Bank and loan fees                                                       948             793            2,012             1,526
Other expenses                                                           357           3,150            1,442             4,590
                                                                     -------         -------          -------           -------
Total expenses                                                       369,247         341,157        1,219,739         1,101,563

Loss from operations                                                (364,864)       (290,165)      (1,159,676)         (485,926)
OTHER EXPENSES
Interest                                                             101,925          45,619          370,015           132,587
                                                                     -------         -------          -------           -------

Total other expenses                                                 101,925          45,619          370,015           132,587

NET LOSS                                                            (466,789)       (335,784)      (1,529,691)         (618,513)
                                                                     -------         -------          -------           -------

Loss per common share, basic and diluted                             ($0.010)        ($0.010)         ($0.034)          ($0.014)

Weighted average common shares outstanding                        44,650,281                       45,461,061


See accompanying notes to financial statements.




                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Periods as Shown

                                                                             (Unaudited)                   (Unaudited)
                                                                       3 Months Ended March 31:      9 Months Ended March 31:
CASH FLOWS FROM OPERATING ACTIVITIES                                     2006           2005           2006           2005
Net loss                                                                   (466,789)      (335,784)    (1,529,691)      (618,513)
Adjustments to reconcile net loss to net cash
used in operating activities
Increase in receivable to affiliate                                         (17,500)       (13,300)       (51,222)       (13,300)
Stock Issued for services                                                        -               -              -              -
Depreciation and amortization                                                 2,448          6,457          7,341         25,017
Deferred wages                                                               38,856         39,999         23,555        119,998
Increase (decrease) in
Accounts receivable & prepaids                                                7,292           (230)        24,522            553
Increase (decrease) in
Accounts payable                                                             38,434         25,475        123,361         68,038
Customer deposits                                                                 -              -              -         10,000
Accrued expenses                                                            182,456        160,931        732,210        507,615
                                                                            -------        -------        -------        -------
Net cash used in operating activities                                      (214,803)      (116,453)      (669,924)        99,410

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in notes payable - related parties                      203,168         38,500         22,642        (73,206)
Increase (decrease) in other notes payable                                        -         92,193              -         (4,163)
Reduction in notes payable and capital leases                                     -              -              -              -
Proceeds from sale of common stock and exercise of options                        -              -        621,327              -
Repurchases of common stock                                                       -              -              -              -
Net cash provided by financing activities                                         0        130,693              -        (77,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                             0            745              0              0


NET INCREASE (DECREASE) IN CASH                                             (11,635)        14,985        (25,955)        22,041

CASH, BEGINNING OF PERIOD                                                    12,693          8,770         27,013          1,715
                                                                            -------        -------        -------        -------
CASH, END OF PERIOD                                                           1,058         23,756          1,058         23,756
                                                                            -------        -------        -------        -------

Cash paid during the period for:
Interest                                                                      2,493              -          9,444              -
Income taxes                                                                      -              -              -              -


See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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


Property and equipment consists of the
following at                                   June 30:

                                               2005                 2004
                                               ----                 ----
Production and R&D Equipment                 $325,990             $393,158
Computer equipment and software               397,393              417,876
Furniture and fixtures                         75,651               75,651
                                              -------              -------
                                              799,034              886,685
Less accumulated depreciation                -776,117             -834,427
                                             --------             --------
                                              $22,917              $52,258

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

Miscellaneous income derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale. Additional Contract revenues are generated from the leasing of a full-scale Skycar model for various exhibitions. Revenue from the leasing of the Skycar model is recognized over the term of the contract period. Miscellaneous income and leasing revenues are considered to be insignificant and not critical to the goal of achieving profitable operations.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nine Months Ended March 31, 2006 vs. March 31, 2005

The Company's net loss for the nine months ended March 31, 2006 was $466,789 or $0.01 loss per share, and is consistent when compared to a net loss of $618,513 or $0.014 loss per share for the nine months ended March 31, 2005. The completion of contracts in the prior year, with no carry-over to the current quarter, accounted for the decline in revenue. The $ 911,178 increase in the Company's net loss, was mainly due to the decrease in contract revenues as compared to 2005. The current nine-month loss is in line with expectations as the Company continues with the development of its Skycar and Aerobot products.

On April 1, 2006 Paul S. Moller surrendered $1,373,747.50 owed to him by Moller International for unpaid accrued wages and in return was granted an option to purchase up to 3,194,762 shares of Moller International common stock at $0.86 per share. The option to purchase shares under this agreement expires on 1 March 2011.

On July 12, 2002, the Company completed a successful hover flight of the M400 Skycar. Completion of this test flight triggered the option exercise period for 2,602,477 in outstanding options, with a total exercise value of $5,460,741, with the exercise period ending on October 10, 2002. Subsequently, we have extended the exercise date to a period ending 45 days after Moller International's stock has begun trading on the NASDAQ OTC-BB. Moller International common stock listed on the OTC-BB on 22 February 2006, which imitated the 90-day execution period for these options. As of this date, none of the outstanding options have be exercised and there is no assurance that the holders will exercise all or any portion of such options over and above those previously exercised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Effective March 29, 2005, Glenn E. Carnahan was hired as Moller International's Chief Financial Officer. Mr. Carnahan resigned from this position on October 4, 2005 to pursue other opportunities. We hired Mr. Jose A. Ramirez as the new Chief Financial Officer for Moller International as of November 22, 2005. Unfortunately, Mr. Ramirez was unable to perform his duties and was terminated on 5 May 2006.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.            Description
     -----------            -----------
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



                                          MOLLER INTERNATIONAL, INC.

                                          /s/ Paul S.  Moller
5/14/2006                                 --------------------------------------
---------                                 Dr. Paul S. Moller
  Date                                    President, CEO, Chairman of the Board