Form 10KSB
period 2006-06-30
MOLLER INTERNATIONAL INC
filed 2006-11-03
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                  ANNUAL REPORT
                            YEAR ENDED JUNE 30, 2006


                           Moller International, Inc.
                           --------------------------
                  Name of small business issuer in its charter)

           California                                      68-0006075
           ----------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95618
                    (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for this fiscal year are $73,817.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of June 30, 2006, the Company had 45,507,953 common shares issued and outstanding, with a total of 16,562,862 owned by non-affiliates. As of September 7, 2006, the closing price of such common equity was $0.52 per share, giving an aggregate market value of the voting and non-voting common equity held by non-affiliates as $8,612,688.24.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 30, 2006, the company had 45,507,953 common shares issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

Item 1. DESCRIPTION OF BUSINESS


                                   OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model is currently under development and testing and is projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar(R)." A related product we are developing is the Aerobot(R) line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we have been able to conduct flight tests on a production prototype since 2002, including approximately 30 unmanned, tethered tests of the vehicle's vertical takeoff and landing capabilities.

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

On March 31, 2001, Moller International distributed its 95% ownership of the shares of its (former) subsidiary, Freedom Motors, Inc. to the shareholders of Moller International in a tax-free reorganization.


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

M400 Skycar
-----------

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

                                [GRAPHIC OMITTED]
                      [Please see pdf attached for graphic]

                         Moller M400 "Skycar" prototype

Following are our current target design and performance specifications for the M400 4-passenger (including pilot) aircraft:

    Passengers.......................................4    Dimensions (LxWxH)                   19.5'x 8.5'x 7.5'
    Cruise speed @ 20,000'.....................275 mph    Takeoff and landing area.....................35-ft dia
    Top speed @ 13,200'........................375 mph    Noise level at 500 ft (goal)....................65 dba
    Maximum rate of climb....................6,000 fpm    Critical failure components.......................none
    Maximum range...............................750 mi    Complex moving parts...............................few
    Payload excluding fuel.....................750 lbs    Piloting difficulty................................low
    Fuel consumption............................20 mpg    Vertical takeoff and landing.......................yes
    Operational ceiling......................36,000 ft    Garage parking/roadability.........................yes
    Gross weight.............................2,400 lbs    Uses non-fossil fuel (ethanol).....................yes
    Engine power (2 min rating)................1200 hp    Emergency parachutes...............................yes

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

The following table compares certain of the target performance specifications of the M400 to a current production model helicopter and fixed-wing airplane that we believe might be potential competitors for production model M400 customers:

                                           -----------------------------------------------------------------------
                                                Powered-Lift               Helicopter                Airplane
                                           -----------------------------------------------------------------------
                                            Moller International       McDonnell Douglas          Socata TMB S.A.
                                                M400 Skycar(R)              MD 520 N                  TBM 700
------------------------------------------------------------------------------------------------------------------
Performance
     High Speed Cruise                            330 mph                   155 mph                   335 mph
     Maximum Speed                                375 mph                   175 mph                   345 mph
     Operational Ceiling (ft)                      35,000                    16,300                   30,000
     Maximum range                                 750 mi                    267 mi                  1,796 mi
     Rate of Climb                               4,900 fpm                 2,069 fpm                 2,380 fpm
     Vertical takeoff                               yes                       yes                       no
      and landing


Payload and Capacity
     Passengers                                      4                       3 to 4                      6
     Gross Weight                                2,400 lbs                 1,591 lbs                 4,685 lbs
     Maximum Net Payload                          750 lbs                  1,106 lbs                  805 lbs


Safety
     Critical failure                               None                    Several                     One
        components
     Complex moving components                      Few                       Many                      Few

Other
     Maintenance costs                              Low                    Very high                 Moderate
     Piloting difficulty                            Low                    Very high                   High
     Garage parking / roadability                   Yes                        No                       No

Price                                             $995,000                 $1,010,000               $2,697,000
------------------------------------------------------------------------------------------------------------------

     The above figures represent the actual manufacturers' performance specifications for the helicopter and airplane models listed, and our theoretical specifications for the Skycar M400. They are presented here to illustrate the comparative utility of the three types of aircraft. However, it is not yet certain that we will indeed achieve our target specifications, nor will we know the actual values for the Skycar until we have completed further development. Also, the $995,000 selling price for the Skycar is estimated, based on numerous assumptions that may or may not bear out over time. The actual selling price may be more or less than $995,000.

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

Moreover, mass transportation using the Skycar would likely have to rely on some future navigation system such as NASA's (National Aeronautics and Space Administration, an agency of the federal government) proposed Small Aircraft Transportation System ("SATS"), which is funded with public funds. NASA predicts demonstration of a "Highway in the Sky" system by the year 2008, and had a partial demonstration of the system during the first quarter of 2005.


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

Further Skycar Development Stages

The company is currently preparing the M400 Skycar prototype, now designated the M400X, for an anticipated manned, untethered flight test. The current configuration of the M400X is equipped with experimental single-rotor rotary engines. These single-rotor engines are being replaced with more powerful twin-rotor engines.

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

The previous unmanned hover tests are complete, and many of the required components for the engine upgrade are already fabricated. The purpose of the engine change is to allow the M400 Skycar to undertake "maneuvering" tests at low speed with the safety of significantly higher reserve power. ("Maneuvering" in this context, means lateral and vertical movement at a modest speed where lift remains entirely dependent upon the thrust from the engines (non-aerodynamic lift.)) The cost for these extended tests is expected to be between $1.5 and $2 million. The risk at this stage centers almost entirely around the reliability of the various aircraft systems. These flights are to be carried out over water at altitudes up to 50 feet to lessen the damage to the Skycar should a system fail and to reduce the risk of fire to the aircraft and injury to the pilot.

The third phase of the Skycar test program involves flight speeds sufficiently high so that direct lift from the ducts is replaced by aerodynamic lift generated on the wing surfaces, referred to as "transition" testing. This segment of the flight where the aircraft transitions from one mode of flight to the other is considered the most technically challenging, and historically is the most dangerous. Wind-tunnel tests indicate that the Skycar is capable of completing this transition, however a number of factors are present in free flight that cannot be accounted for in a wind tunnel. Therefore there is no assurance that these tests will be successful without incidents that risk both the aircraft and the pilot. Achieving even one successful transitioning flight would establish the overall viability of the Skycar approach to this historically difficult aspect of VTOL aircraft design.

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


Aerobot Remotely-operated Aerial Vehicles
-----------------------------------------

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

The demonstrated performance specifications for the two Aerobot models are set forth in the following table:

                              ----------------------------------------------
                                 Electric-Powered           Fuel-Powered
                                      ES20-9                  FS24-50
----------------------------------------------------------------------------
Payload (including fuel)              15 lbs                   65 lbs
----------------------------------------------------------------------------
Empty weight                          40 lbs                   90 lbs
----------------------------------------------------------------------------
Hover time                         8-12 hours*                1.5 hrs
----------------------------------------------------------------------------
Hover ceiling                         250 ft                  2,500 ft
----------------------------------------------------------------------------
Forward speed                           --                      50 mph
----------------------------------------------------------------------------
Size                           26"L x 26" W x 14" H      30"L x 30"W x 16"H
----------------------------------------------------------------------------
* Flight duration is calculated based on estimated run-time of ground-based electrical generator.


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


Moller Rotary Engine
--------------------

Moller has acquired and developed proprietary technology enabling the Company to manufacture a high performance, low-cost rotary engine that produces more than 2 horsepower per pound of engine weight. Key design characteristics and the resulting attributes of Moller's engines are outlined below and are applied to its intended use as a ducted fan power plant:

Design Feature                              Attributes
--------------                              ----------

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


                               [GRAPHIC OMITTED]
                      [Please see pdf attached for graphic]

Specifications of Moller's high-performance engines are as follows:

                               -------------------------------------------------
                                              High Performance
                               -------------------------------------------------
                                  Single-Rotor                 Two-Rotor
--------------------------------------------------------------------------------

Specifications
     Weight                          55 lb                       85 lb
     Dimensions (L, Diameter)     14 in, 11 in                19 in, 11 in
     Displacement                    530cc                       1060cc

--------------------------------------------------------------------------------

Performance
     Rated Power                     80 hp                       160 hp
     Rated Speed                    7000 RPM                    7000 RPM
     Maximum Speed                  7500 RPM                    7500 RPM
     Idle Speed                     1800 RPM                    1800 RPM
     Porting                         Radial                      Radial

--------------------------------------------------------------------------------

General                        All engines can operate on regular grade gasoline

--------------------------------------------------------------------------------

To demonstrate the significance of Moller's rotary engine technology for aircraft applications, the following table and graphs compare the high performance two-rotor engine to a standard piston engine of similar horsepower.


                                 ------------------------------------------
                                  MOLLER ROTARY(1)       STANDARD PISTON(2)
         ------------------------------------------------------------------
         POWER                         160 hp                  180 hp
         ------------------------------------------------------------------
         WEIGHT                        85 lbs                  260 lbs
         ------------------------------------------------------------------
         VOLUME                       1.0 ft(3)               8.6 ft(3)
         ------------------------------------------------------------------
         FRONTAL AREA                 0.8 ft(2)                3 ft(2)
         ------------------------------------------------------------------

                               [GRAPHIC OMITTED]
                      [Please see pdf attached for graphic]


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



                                     PATENTS

The current status of Moller International's U.S. and Foreign Patents and Trademarks is listed below:

------------------------------------------------------------------------------- -----------------
Name (Abbreviated)                      Patent/Application           Country         Issued (I)
                                               Number                                Pending (P)
------------------------------------------------------------------------------- -----------------
Diesel Fueled Engine                        60/671,605                 US                 P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing         2004/002796             Australia             P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing         2004/002796              Canada               P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing         2003/003730              Europe               P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing         2004/002796              Europe               P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing           0303730             International           P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing         2004/002796           International           P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing         2004/002796               Japan               P
------------------------------------------------------------------------------- -----------------
Improved Vertical Takeoff & Landing           6808140                  US                 I
------------------------------------------------------------------------------- -----------------
Robotic or Remotely                           0279391                Europe               I
------------------------------------------------------------------------------- -----------------
Robotic or Remotely                           4795111                  US                 I
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                          2315639                Canada               I
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                          2355653                Canada               P
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                         989648001               Europe               P
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                         999630924               Europe               P
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                          9827045             International           P
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                         99/29821             International           P
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                        2000-588502               Japan               P
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                          3385273                 Japan               I
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                          6164942                  US                 I
------------------------------------------------------------------------------- -----------------
Rotary Engine Having                          6325603                  US                 I
------------------------------------------------------------------------------- -----------------
Stabilizing Control                          2,354,583               Canada               P
------------------------------------------------------------------------------- -----------------
Stabilizing Control                           1144249                Europe               I
------------------------------------------------------------------------------- -----------------
Stabilizing Control                           1144249                Germany              I
------------------------------------------------------------------------------- -----------------
Stabilizing Control                          99/30392             International           P
------------------------------------------------------------------------------- -----------------
Stabilizing Control                         2000-592187               Japan               P
------------------------------------------------------------------------------- -----------------
Stabilizing Control                          6,450,445                 US                 I
------------------------------------------------------------------------------- -----------------
Trademark Aerobot                            1,367,510                 US                 I
------------------------------------------------------------------------------- -----------------
Trademark Rotapower                          2,101,936                 US                 I
------------------------------------------------------------------------------- -----------------
Trademark Skycar                            2000/14454            South Africa            I
------------------------------------------------------------------------------- -----------------
Trademark Skycar                            2000/14455            South Africa            I
------------------------------------------------------------------------------- -----------------
Trademark Skycar                             1,739,687                 US                 I
------------------------------------------------------------------------------- -----------------

------------------------------------------------------------------------------- -----------------
Trademark Skycar                             1,964,355                 US                 I
------------------------------------------------------------------------------- -----------------
Trademark Skycar                            76,066,387                 US                 P
------------------------------------------------------------------------------- -----------------
Vertical Takeoff & Landing                   000243464               Europe               I
------------------------------------------------------------------------------- -----------------
Vertical Takeoff & Landing                    266,288                France               I
------------------------------------------------------------------------------- -----------------
Vertical Takeoff & Landing                    D498201                  US                 I
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 636273                Australia             I
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 2075043                Canada               I
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 0512345                Europe               P
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 0512345                France               I
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 0513245                Germany              I
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                91/00247             International           P
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 0512345             United Kingdom           I
------------------------------------------------------------------------------- -----------------
VTOL Aircraft                                 5115996                  US                 I
------------------------------------------------------------------------------- -----------------


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


Skycar
------

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

Competition

There are a number of unmanned aerial vehicles ("UAVs") in production today worldwide; however none of these, so far as we are aware, possesses characteristics substantially similar to the Aerobot. The most similar is the CYPHER, developed by United Technologies. The CYPHER is not capable of transitioning to significant aerodynamic flight, is much larger than the Aerobot and is considerably more expensive than the Aerobot. The CYPHER's design is very similar to a helicopter and the price is expected to be roughly equivalent to a small helicopter at $500,000 or more per vehicle.

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


                                   REGULATION

Airworthiness Certification Requirements

The Federal Aviation Act of 1958, as amended, vests in the Federal Aviation Administration (commonly, the "FAA") the authority to regulate virtually all aspects of civil (i.e., non-military) aviation within the United States, including pilot certification, airspace usage, and the certification of aircraft. The FAA exercises its authority primarily through the issue and enforcement of regulations, known as the Federal Aviation Regulations (or "FAR"s), which are codified in Title 14 of the Code of Federal Regulations. Among other things, the FARs set forth the type certification requirements (known as "airworthiness standards") for aircraft designs, the requirements for manufacturers' production quality control systems, the requirements for airworthiness certification of individual aircraft, and the operations and maintenance rules for air carriers and repair facilities.

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

We began test flying the pre-production model of the M400 in late 2002. The aircraft was flown tethered so we could test and de-bug the stabilization and control electronics. These flight tests first explored systems functions in the safest portions of the flight envelope, then expanded the envelope. We expect the entire test program, involving many hours of powered tests on the ground and in tethered flight, and several hundred hours of free flight tests, to extend through the year 2006 to achieve FAA "Experimental" certification. However, this forecast is based upon the assumptions that (a) the Company will succeed in raising sufficient capital to cover the costs of flight testing, (b) a number of remaining engineering problems will be resolved through further development, and
(c) that the FAA will establish certification criteria for the Skycar that are within our technical capabilities. All of these assumptions remain highly uncertain as of the date of filing of this registration statement.

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

We anticipate that that if we successfully demonstrate translational flight capability in early 2007, the credibility of the company's technology will be greatly improved. We believe that such credibility, if realized, should provide a business basis for an initial public offering of the Company's common stock to raise the approximately $90 to $100 million required to support a modest Skycar production rate of 2 vehicles per day by the end of year 2009. Depending upon the advice of financial consultants we expect to engage, it may be necessary to seek the required capital in two or more stages and from both public and private sources. However, there can be no assurance that we will be able to raise the required capital for such limited production.

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

Impacts related to Sarbanes-Oxley Act of 2002

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.

We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending June 30, 2007. While we expect to expend significant resources over the next year in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot correct in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

In addition to the above, in the event that our independent auditors are unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are able to unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.


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

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International, Inc. is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The Complaint, filed in April of 2005, alleges that we unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California, during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. Our answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. Discovery has not been completed, no motions have been filed, and the case has not been set for trial. Further site investigation is required to determine the extent of the environmental contamination at these sites, and to determine or estimate its source or sources.

In a related administrative proceeding, on 9/26/06 the California Central Valley Regional Water Quality Control Board issued a draft Cleanup and Abatement Order
(CAO) in connection with the property at 920 Third Street. We were named as one of the responsible parties in the draft CAO, along with our CEO and a number of individuals and entities not affiliated with us. This proceeding is at a very early stage, with comments on the draft CAO due by 11/20/06. We intend to challenge the characterization of us as a discharger of environmental contaminants, while also complying with the orders of the Central Valley Regional Water Quality Control Board. Our probable loss has been estimated at this time in the range of $200,000 to $1,000,000. We have accrued our estimated liability. It is reasonably possible that these estimates may be revised in the near term as the site investigation and other research and analysis proceeds.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2005 Annual Shareholders meeting held on November 5, 2005, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, Faulkner White, Umesh Khimji, Jim Toreson, and Mike Shanley.



                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.53 to a high of $1.30 per share during this reporting period with an trading volume of 12,479 shares per trading day (as of 7 September 2006).

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

                                              High         Low
2002-Q3 (28 Aug to 30 Sep 2002)               $7.50       $4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)          $6.50       $2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)           $2.20       $0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)           $1.00       $0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)           $0.90       $0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)           $2.30       $0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)           $1.50       $0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)           $1.45       $1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)          $2.12       $0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)           $1.50       $1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)           $1.30       $0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)           $1.20       $0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)          $1.15       $0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)           $1.40       $0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)           $1.01       $0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)           $1.00       $0.53



Shareholders of Record

As of September 8, 2006 there are 626 shareholders of record for common shares of Moller International.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Year Ended June 30, 2006

Moller International continues its research and development activities on the Skycar project with the objective of improving flight duration and range of the aircraft. These efforts are an extension of successful flights throughout the previous years and extensive ongoing engine tests, which we believe, will result in incremental improvements to the existing prototype, future prototypes and/or production aircraft, should we continue to operate. In addition, the Company continued its efforts to help Freedom Motors promote the Rotapower engine and assisted in discussions that resulted in Freedom Motor receiving two contracts for engine sales and development. Staffing levels decreased slightly as the company continues to reduce labor costs in an effort to conserve available operating funds. Management was successful in keeping Administrative salaries and wages significantly below the prior year's level. Seeking additional funding remains a top priority for the company.

Fiscal 2006 compared to 2005

Results of operations for the 2006 fiscal year varied significantly from 2005. We incurred net losses of $6,902,166 and $1,433,425 in fiscal 2006 and 2005 respectively.

Consolidated loss per share was $.15 and $.03 for the 2006 and 2005 fiscal years, respectively. We generated no significant amount of revenue in either fiscal year. We are currently using cash to fund operations at an approximate rate of $65,000 per month, net of engineering revenue received, with the significant non-cash charges being depreciation and amortization of approximately $30,000 per year, the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees of $3,509,642 in fiscal 2006. $3,304,172 of this amount related to the fair market value of stock options granted to our CEO and majority shareholder.

Salaries and wages, including benefits, remained relatively constant, representing 11% and 39% of total expenses for the 2006 and 2005 fiscal years, respectively. With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $ 293,866 of accumulated short-term deferred payroll as of June 30, 2006. Interest expense increased by $350,580 over the prior year primarily as a result of the accrual of interest on our loans from Milk Farm Associates and from Dr. Moller. Milk Farm is a related entity because Dr. Moller is the general partner in Milk Farm and has a 34% ownership interest. The loan from Milk Farm is unsecured. It is due on demand and accrues interest at the maximum rate allowed by law. At the fiscal year-end 2006, the outstanding principal amount was $647,065. Loans from Dr. Moller are also unsecured and carry a 10% annual interest rate. At June 30, 2006, the outstanding principal amount was $2,037,238.

As of June 30, 2006, Dr. Moller had a balance of $1,640,987 in deferred wages along with accrued interest. Subsequent to June 30, 2006, Dr. Moller waived the payment of $1,449,248 and forfeited a portion of this accumulated amount.

Revenues decreased by $565,015 in 2006. Contract revenues from our affiliated entity, Freedom Motors decreased $594,300. Miscellaneous revenues increased by $29,285 due to speaking engagements and, display and rental fees. These increases are not indicative of any meaningful revenue trends.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:


Revenue Recognition

We recognize revenue based on the four principles established in GAAP. Those principles state that revenue generally is realized or realizable and earned when all of the following criteria are met:

     1.   Persuasive evidence of an arrangement exists,

     2.   Delivery has occurred or services have been rendered,

     3.   The seller's price to the buyer is fixed or determinable, and,

     4.   Collectibility is reasonably assured.

EFFECT OF ADOPTING NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement is included in the footnotes to the financial statements.

Item 7. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheet of Moller International, Inc. as of June 30,2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moller International, Inc. as of June 30, 2006, and the results of operations and cash flows for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Moller International, Inc. will continue as a going concern. As discussed in Note B to the financial statements, Moller International, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY,PC
www.malone-bailey.com
Houston, Texas
October 13,2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moller International, Inc.
Davis, California


We have audited the accompanying Moller International, Inc. and subsidiaries (the Company) consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2005. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Moller International, Inc., and subsidiaries' consolidated results of operations and cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Pleasanton, California
August 8, 2005

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2006
                                                                    (Audited)
                                      ASSETS
CURRENT ASSETS
      Cash                                                        $      1,431
      Accounts receivable - employees                                   79,945
                                                                  -------------
              Total current assets                                      81,376
                                                                  -------------

PROPERTY AND EQUIPMENT, net of $875,498 accumulated depreciation        11,186

OTHER ASSETS                                                            51,548
                                                                  -------------

                                                                  $    144,110
                                                                  =============

     LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable, trade                                     $    270,176
      Accrued liabilities                                              285,544
      Accrued liabilities-related parties                              135,324
      Accrued liabilities-majority shareholder                       1,798,968
      Other notes payable                                              544,968
      Notes payable - majority shareholder                           2,037,238
      Notes payable - minority shareholders                            318,729
      Note payable - related parties                                   647,065
      Deferred wages - employees                                       293,866
      Customer deposits                                                442,267
                                                                  -------------
              Total current liabilities                              6,774,145
                                                                  -------------

LONG TERM LIABILITIES
      Deferred wages and interest-majority shareholder               1,640,987
                                                                  -------------
              Total liabilities                                      8,415,132
                                                                  -------------
DEFICIT IN STOCKHOLDERS' EQUITY
      Common stock, authorized, 150,000,000 shares, no par value,
       issued and outstanding, 45,526,821 shares at June 30, 2006   29,538,873
      Accumulated deficit                                          (37,809,895)
                                                                  -------------
              Total deficit in stockholders' equity                 (8,271,022)

                                                                  $    144,110
                                                                  =============

                 See summary of significant accounting policies
                        and notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDING JUNE 30, 2006 AND 2005
                                                       2006             2005
                                                   -----------------------------
REVENUE

     Contract revenues, affiliated entity          $     12,600    $    606,900

     Miscellaneous                                       61,224          31,939
                                                   -----------------------------
             Total income                                73,824         638,839
EXPENSES

     Project labor                                      216,112         305,788

     Stock based compensation                         3,509,642               -

     Bad debt expense                                 1,241,692               -

     Project materials                                   41,103          77,317

     Project subcontracted services                      17,651         110,696

     Administrative salaries and wages                  355,025         302,704

     Other labor                                         12,336          91,724

     Employee benefits and payroll taxes                125,843         118,229

     Marketing materials                                  2,184           5,781

     Office and shop supplies                            15,144          21,992

     Shipping and postage                                 7,678          12,009

     Telephone                                            7,532           8,516

     Travel, automotive, meals                           18,021          16,588

     Legal, accounting, and consulting fees             319,279         110,718

     Patent expense                                           -          52,276

     Rent expense to majority shareholder               526,539         496,800

     Utilities                                           41,035          38,347

     Repairs and maintenance                              4,206           5,560

     Insurance                                              300          27,246

     Depreciation and amortization expense               11,878          29,205

     Property, sales and use taxes                        5,360          36,835

     Bank and loan fees                                   2,385           2,283

     Other expenses                                     (54,209)          2,976
                                                   -----------------------------
             Total expenses                           6,426,736       1,873,590
                                                   -----------------------------
             Loss from operations                    (6,352,912)     (1,234,751)
OTHER EXPENSES

       Interest                                         549,254         198,674

NET LOSS                                           $ (6,902,166)   $ (1,433,425)
                                                   =============================
Loss per common share, basic and diluted           $      (0.15)   $      (0.03)
                                                   =============================
Weighted average common shares outstanding           45,204,585      44,650,281
                                                   =============================

                 See summary of significant accounting policies
                        and notes to financial statements

                           MOLLER INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                  Common Stock          Accumulated    Related Party
                                               Shares       Amount         Deficit      Receivable        Total
                                             ----------------------------------------------------------------------
Balances at June 30, 2004                    44,625,281  $ 25,392,447  $ (29,474,306)  $ (1,210,248)  $ (5,292,107)

Common Stock issued                             25,000         30,000                                       30,000

Increase in receivable from related party                                                 (45,800)         (45,800)
Net loss for the year                                                      1,433,423)                   (1,433,423)
                                             ----------------------------------------------------------------------
Balances at June 30, 2005                    44,650,281    25,422,447    (30,907,729)    (1,256,048)    (6,741,330)

Shares issued for Services                      291,251       269,542                                      269,542
Shares issued for deferred compensation         315,532       320,842                                      320,842
Shares issued for settlement of debt            269,757       285,942                                      285,942
Decrease in receivable from related party                                                    14,356         14,356
Fair value of employee stock options                          205,928                                      205,928
Fair value of executive stock options                       3,034,172                                    3,034,172
Write off balance due from affiliate                                                      1,241,692      1,241,692
Net Loss For the Year                                                     (6,902,166)                   (6,902,166)
Balances at June 30, 2006                    45,526,821  $ 29,538,873  $ (37,809,895)             -   $ (8,271,022)
                                             ======================================================================

                 See summary of significant accounting policies
                        and notes to financial statements

                            MOLLER INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDING JUNE 30, 2006 AND 2005

                                                        2006            2005
Cash Flows Used in Operating Activities

Net Loss                                            $ (6,902,166)  $ (1,433,425)
Adjustments to Reconcile Net Loss
to Net Cash Used :
    Depreciation Expense                                  11,878         25,017
    Stock based compensation                           3,509,642         30,000
    Bad debt expense-                                  1,241,692              -
    Changes in assets and liabilities:

    Accounts receivable                                   22,885        (51,491)
    Accounts payable                                     112,660         76,850
    Accrued liabilities                                  728,027        729,932
    Customer deposits                                     (5,374)        25,141
    Deferred wages and accrued interest-majority
     shareholder                                         432,126        159,998
    Due from affiliate                                    14,356        (45,800)
Net Cash Used in Operating Activities                   (834,274)      (483,778)

Cash Used in Investing Activities
    Purchase of equipment                                      -          4,178
    Purchase of other assets                             (51,548)             -
Net Cash Used in Investing Activities                    (51,548)         4,178

Cash Flows Provided from Financing Activities
    Borrowings from debt                               1,228,139        644,719
    Payments of notes payable                           (367,899)      (139,824)
Net Cash Provided from Financing Activities              860,240        504,895

Net (decrease) In Cash                                   (25,589)        25,295
  Cash Balance at End of Period                            1,431         27,013
  Cash Balance at Beginning or Period               $     27,013   $      1,718


Schedule of Non-cash Operating and Financing
 Activities:
Shares issued for accrued liabilites                $    320,842   $          -
Shared issued for notes payable - majority
 shareholder                                        $    285,942   $          -

Cash Paid During the Period For:
Interest                                            $    123,870   $     14,187

                 See summary of significant accounting policies
                        and notes to financial statements

                           MOLLER INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (MI) consolidates the accounts of its wholly owned, inactive subsidiary, Aerobotics Inc. (AI).

MI is the successor to Moller Corporation (MC), an inactive entity. MC's only significant asset is its investment in MI as it holds 25,919,909 shares of MI, representing 58.1% of the outstanding common stock of MI. Dr. Paul S. Moller is the sole shareholder of MC, and thus, the majority shareholder of MI. All significant intercompany transactions and balances have been eliminated.

MI has historically entered into several lines of revenue-producing business activities including the design and development of rotary engines, remotely controlled flying vehicles, automotive mufflers and vertical takeoff and landing aircraft. MI has for the past fifteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing (VTOL) vehicle known as the Skycar. The Skycar program is still in the development stage at this point.

Research and Development Costs

All research and development costs are expensed as incurred.

Cash and Cash Equivalents

MI considers all highly liquid debt instruments with an initial maturity date of 90 days or less to be cash equivalents.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2006, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 13,074,212 shares.

Property and Equipment

Property and Equipment is recorded at cost and is depreciated over its estimated service life on a straight-line basis. Estimated service lives range from five to fifteen years.



Production and R&D Equipment                $  393,158
Computer equipment and software                417,876
Furniture and fixtures                          75,650
                                            -----------
                                               886,684
   Less accumulated depreciation              (875,498)
                                            -----------

                                            $  11,186
                                            ===========


Revenue Recognition

MI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured

In the case of MI's recognition of revenue from engineering services provided to Freedom Motors, an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI, the arrangement is the Technology Development and License Agreement entered into between Freedom Motors and Moller International in 1998 (previously filed as Exhibit 10 to the Company's Form 10-SB, filed on EDGAR September 21, 2001). Under this agreement, Moller International committed to providing engineering services, as deemed reasonable, to perform scientific and engineering technical support for the rotary engine. The support is generally in the form of labor using the expertise of MI's employees, and temporary use of a portion of MI's facilities or equipment.

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

The company performs contract services for its former subsidiary, Freedom Motors
(FM). In accordance with the Technology Development and License Agreement between MI and FM dated October 28, 1999, MI provides FM the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production. MI also handles FM's bookkeeping and other administrative functions. From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM's ability to pay amounts owed, MI does not recognize any revenue related to these transactions with until it receives payment from FM. Accumulated billings to FM for the period from April 1, 2001 to June 30, 2005 totaled $4,109,617. For the year ended June 30, 2006, contract services billed to FM totaled $1,864,252, resulting in accumulated billings of $5,109,714. The amount of these billings have been fully reserved against, with a resulting increase in bad debt expense during the period ended June 30, 2006 of $1,241,692.

For the year ended June 30, 2006, FM remitted a total of $12,600 in payments to MI which has been recognized as contract revenues in the statement of operations for the year ended June 30, 2006. In addition, in prior years, FM had remitted a total of $931,317 in payments to MI. Those amounts had been previously classified as a reduction in the A/R from affiliate receivable between the two companies. This receivable was reflected as a reduction in stockholders' equity in MI's financial statements. For the year ended June 30, 2006, this amount was considered uncollectible by management due to Freedom Motor's development stage activities.

NOTE B - GOING CONCERN

MI has a net loss of $6,902,166 for fiscal 2006 and has an equity deficit of $8,271,022 MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of June 30, 2006, a total of $2,037,238 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $342,200. The total deferred rent owing to Dr. Moller at June 30, 2006 is $1,421,479.

There can be no assurance that this majority shareholder will continue to have the ability to continue to make such short-term loans to MI in the future. Dr. Moller is under no legal obligation to provide additional loans to the company. In the event that he cannot continue to make such loans, or that MI does not receive funds from other sources, MI may be unable to continue to operate as a going concern.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide MI with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE C - Stock-Based Compensation

Prior to December 31, 2005, MI accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in determining compensation cost for options issued to employees. Accordingly, no compensation cost had been recognized upon issuance of the option prior to January 1, 2006.

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. During the year ended June 30, 2006, MI issued 3,988,914 options with terms ranging from five to ten years and exercise prices ranging from $0.85 to $1.03 to employees, of which 3,194,762 were issued to an executive officer with a term of five years and an exercise price of $0.86 per share. As such, total compensation expense of $3,240,100 was recognized during the year ended June 30, 2006. Of this amount $3,034,172 related to the fair value of the stock options granted to an executive officer and $205,928 related to stock options granted to employees. The following table illustrates the effect on net loss and net loss per share if MI had applied the fair value provisions of SFAS 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation relating to stock options for the prior periods presented.

                                                        2006            2005
Net income (loss) as reported                      $ (6,902,166)   $ (1,433,425)
Add: stock based compensation determined under
intrinsic value                                               -               -

Less: stock based compensation determined under
fair value-based method                               3,240,100           24,433

Pro forma net loss                                 $ (3,662,066)   $ (1,457,858)

Basic and diluted net loss per common share:
As reported                                        $      (0.15)   $      (0.03)
Pro forma                                                 (0.08)          (0.03)


The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black Scholes method, based on assumptions including (1) risk-free interest rates ranging from 3.98% to 4.88%,
(2) an estimated life of the options of five to ten years, (3) no dividend rate and (4) computed volatility rates ranging from 177.58% to 187% on the underlying stock.

During the year ended June 30, 2006, MI issued 291,251 shares for services to outside consultants and estimated the value of these shares at the market value on the date of issuance of $269,542.

NOTE D - CUSTOMER DEPOSITS

Customer deposits are payments made to MI, generally at $10,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request.


NOTE E - DEFERRED WAGES

The annual salary of the president $250,000 is being deferred until MI has reached a consistent level of profitability.

The president is aware and has expressly agreed to defer any accrued wages until such time that the company becomes profitable. The President expects profitability of MI to be greater than a one-year time frame. At of June 30, 2006, as a result of these expectations, has classified the accrued wages of $1,428,861 along with the accrued interest of $212,126 as non-current.

At of June 30, 2006, members of management and other employees have deferred $245,194 of wages along with accrued interest of $48,672.

NOTE F - NOTES PAYABLE

MAJORITY SHAREHOLDER

Notes payable to the majority shareholder, Dr. Paul S. Moller,are unsecured, and due on demand. There are two separate notes, one for $1,766,438 which bears interest at $10% per annum, and another note for $270,800 that is non-interest bearing. During fiscal 2006, Moller loaned MI an additional $79,254, representing an increase in the interest bearing loan balance. Accrued interest on this loan aggregated $377,489 at June 30, 2006.

MINORITY SHAREHOLDER

Notes payable to minority shareholders, at June 30, 2006 consisted of short-term borrowings, all due on demand with an interest rate of 10% per annum. The aggregate balance outstanding at June 30, 2006, was $318,729.

RELATED PARTY

During the year ended June 30, 2006, MI repaid $169,060 in loans and borrowed an additional $428,149 had a $647,065 balance owed to Milk Farm and a related entity. The note is unsecured and bears the maximum interest allowed by law. Accrued interest on this loan totaled $135,324 at June 30, 2006.

OTHER NOTES - Pelican Ventures

In 2001, Pelican Ventures LLC loaned $500,000 to MI for the development of a diesel-powered rotary engine. The loan carries interest at 9%, is secured by substantially all assets, and was originally due in 2002.

Pelican canceled the agreement in June 2002 and the dispute has not been resolved. MI ceased accruing interest in August 2002.


NOTE G - COMMON STOCK TRANSACTIONS

During the year ended June 30, 2006, MI issued 291,251 shares of common stock to certain individuals in recognition of various services provided MI recorded compensation expense of $269,542 based on a fair market value per share of $0.53 to $1.06, determined by taking the closing price for the stock at the dates the services were provided.

During fiscal 2006, MI issued 315,532 shares to a former officer to settle unpaid wages that had been deferred by MI in the amount of $320,842. Also during the year, MI issued 269,757 shares to the same individual for an outstanding debt amount that MI owed the majority shareholder and CEO. The former officer had loaned the majority shareholder and CEO money, that the CEO in turn loaned to MI. The outstanding debt settled with these shares totaled $285,942.

During fiscal 2005, MI issued 25,000 restricted shares of common stock to certain individuals in recognition of various services provided. MI recorded compensation expense of $30,000 based on a fair market value per share of $1.20, determined by taking the closing price for the stock at the date the services were provided.

NOTE H - LEASE COMMITMENT

MI's operations are housed in one 34,500 square foot building, which is leased from Dr. Moller. The term of the current lease is for ten years ending June 30, 2013, at $41,400 per month with a provision for an adjustment in the monthly rent in 2008. MI remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 per year.

Rent expense charged to operations under this lease, including property taxes, aggregated $526,539 and $532,582 for fiscal 2006 and 2005, respectively.

NOTE I - STOCK OPTION PLANS

On January 21, 2004, MI adopted its 2004 Stock, Option and Restricted Stock Benefit Plan. The total shares available for grant under the plan aggregate 7,500,000 of which 1,158,507 are outstanding and 1,408,416 are reserved for issued options to purchase shares as of September 7, 2006.

Previously, MI had its 1991 Stock Option Plan that allowed for the granting of Nonqualified Stock Options (NSO's) to employees and consultants and Incentive Stock Options (ISO's) to employees. The total shares available for grant under that plan were 7,500,000 of which 1,066,552 are reserved for issued options granted as of June 30, 2004.

Neither plan includes either 6,000,000 share options granted to Dr. Moller, or 2,463,829 share options granted to certain non-employees.

Options shall vest and become exercisable at such time or times and on such terms as the Plan Administrators may determine at the time of the grant of the Option. The Plan Administrators shall establish the exercise price payable to MI for shares to be obtained pursuant to Options, which exercise price may be amended from time to time as the Plan Administrators shall determine.

On April 1, 2006, MI granted options to purchase 3,194,762 shares to Dr. Moller, at $.86 per share, which was the average closing price during the period December 19, 2005 to January 20, 2006. The options terminate on March 1, 2011.

Compensation of Directors

Our employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to standardized stock option grants on the first day of a directorship year which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Non-employee directors receive a grant of 5,000 options to purchase common stock at an exercise price equal to the closing price on the date of appointment.

Option activity for the years ended June 30, 2006 and 2005 is as follows:

                                                                            Weighted
                                                                            Average
                                  Total          Range of        Total      Exercise
                                 Granted       Option Prices     vested      Price
                                 -------       -------------     ------      -----

    Balance at June 30, 2004     9,530,381    $1.34 to $4.58                 $1.74
     Vested at June 30, 2004                                    9,182,324    $1.61

                     Granted       614,264
                   Exercised             -
                   Forfeited    (1,059,352)
    Balance at June 30, 2005     9,085,293                                   $1.57
     Vested at June 30, 2005                                    9,060,293    $1.57
                     Granted     3,988,919    $0.86 to $1.03                 $0.85
                   Exercised
                   Forteited             -
    Balance at June 30, 2006    13,074,212
     Vested at June 30, 2006                                   13,074,212

Additional option information for the year ended June 30, 2006, is as follows:

                                              Weighted
                                               Average
                                  Weighted    Remaining                 Weighted
                                   Average     Life in                   Average
    Price Range    Outstanding      Price       Years     Exercisable     Price

   $.81 to $1.35     6,141,880      $1.15        3.17       6,116,880     $1.15
  $1.72 to $2.67     2,459,644      $2.16        0.75       2,459,644     $2.15
  $3.24 to $5.50     483,769        $3.94        9.17         483,769     $3.94
  $.86  to $1.03     3,998,919      $0.85        7.53       3,988,919
--------------------------------------------------------------------------------
                    13,074,212      $1.57                  13,074,212     $1.57

NOTE J - INCOME TAXES

At June 30, 2005, MI had $28,680,000 in net operating loss (NOL) carryforwards to offset future federal taxable income. During fiscal 2006, the NOL increased by $1,085,458 resulting in a net operating loss carryforward of $29,765,458. In view of the uncertainty over MI's ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $29,765,458 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability (changes pending discussion with tax accountant).


NOTE K - LEGAL PROCEEDINGS

Houlihan v. Moller International, Inc., et al.

MI is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in January 2004, alleges that MI violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of MI common stock, and later breached a contract when MI offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest.

The case has been set for trial in November 2006.


J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

MI is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.

The case has not been set for trial.

Subsequent to June 30, 2006, in a related administrative proceeding on September 26, 2006, the California Central Valley Regional Water Quality Control Board issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the Central Valley Regional Water Quality Control Board. MI's probable loss has been estimated at this time in the range of $200,000 to $1,000,000. MI has accrued its estimated cleanup obligation. It is reasonably possible that these estimates may be revised in the near term as the site investigation and other research and analysis proceeds.

NOTE L - SUBSEQUENT EVENTS

As of June 30, 2006, Dr. Moller is owed $1,640,987 in deferred wages along with accrued interest. Subsequent to June 30, 2006, Dr. Moller waived the payment of $1,449,248.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Vavrinek, Trine, Day & Co., LLP (VTD) has served as our independent registered public accounting firm since 2001. VTD informed us on May 16, 2006 that they declined to be reelected.

The reports of VTD on our consolidated financial statements as of June 30, 2005 and 2004 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and through the interim period ended March 31, 2006 and date of this Current Report on Form 8-K, there have been no disagreements with VTD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused VTD to make reference thereto in their reports on the financial statements for such years. During the years ended December 31, 2005 and 2004 and through the interim period ended March 31, 2006 and the date of this Current Report on Form 8-K, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On May 30, 2006, the Audit Committee retained Malone & Bailey, PC as MI's independent registered public accounting firm for the fiscal year ending June 30, 2006.

Item 8A. Controls and Procedures

Our Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are not effective based on the required evaluation. Our auditors discovered numerous accounting adjustments relating to our estimate of its stock based compensation and treatment of its amounts due from affiliate which resulted in additional charges to expense totaling $4,502,657. We believe this is due to the limited resources devoted to accounting activities during this reporting period and the Company has taken steps to remedy the shortfall by hiring additional personnel to address its accounting functions.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Audit Committee

We have an audit committee consisting of a representative of the Board of Directors and two others that meets the definition of "audit committee" set forth in Section 3a(58)(A) of the Exchange Act. The Audit Committee maintains an active role in communication with the Company's independent auditors and with the management of the Company and performs its duties and responsibilities. The Audit Committee for this report period consisted of the following non-employees:
Faulkner White and Charles Guenther, and the Moller International General Manager, Bruce Calkins. The members currently serving on the Audit Committee are expected to continue to serve on the Audit Committee until the next annual meeting of the Board of Directors following our Annual Meeting of Shareholders.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information is provided for current members of the Board of Directors who served during this reporting period:


                                                       Director/Officer in any
  Director          Age    Current Term of Office    other SEC-reporting Company
--------------------------------------------------------------------------------
Paul Moller         69       10/2005 - 10/2006                     No
Faulkner White      55       10/2005 - 10/2006                     No
Umesh Khimji        43       10/2005 - 10/2006                     No
Jim Toreson         64       10/2005 - 10/2006                     No
Mike Shanley        57       10/2005 - 10/2006                     No


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

Mike Shanley, Director--Mr. Shanley has been a pilot since 1969, serving with the Royal Australian Air Force in Vietnam in 1971 and has been an enthusiastic supporter of the Skycar project since 1987. Mr. Shanley has a BA in English Literature from the University of Queensland, Australia, is the author of the novel "Strela" and was a magazine publisher and editor from 1987 to 1996. He is presently co-director of a security company based in the United Kingdom providing security at Heathrow, Gatwick, Manchester and Stansted airports, with company revenue in excess of $3m US. Mr. Shanley is also Chairman of Shanley International Ltd., a company set up specifically to facilitate trade with China.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

                                                                      Change in
                                                                    Pension Value
                                                                         and
                                                        Non-equity   Nonqualified
Name &                              Stock    Option   Incentive Plan   Deferred     All Other
Principal                    Bonus  Awards   Awards    Compensation  Compensation  Compensation
Position   Year   Salary ($)  ($)    ($)      ($)          ($)       Earnings ($)      ($)         Total ($)
--------------------------------------------------------------------------------------------------------------
Paul       2006  $250,000(1)  $0     $0    $3,034,172       $0                          $0       $3,284,172(1)
Moller,
President

Faulkner
White      2006       $0      $0     $0        $0           $0                          $0

Umesh
Khimiji    2006       $0      $0     $0        $0           $0                          $0

Jim
Toreson    2006       $0      $0     $0        $0           $0                          $0

Mike
Shanley    2006       $0      $0     $0        $0           $0                          $0

(1)$250,000 of this amount shown is deferred at the election of the Executive, not as part of any plan.

(2) Each member of the Board of Directors (with the exclusion of Paul Moller) was issued options for 5,000 shares of Moller International stock as compensation for service on the Board for the 12-month term of office.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of September 1, 2005:

                    Name and Address of        Amount & Nature of      Percent
Title of Class      Beneficial Owner          Beneficial Ownership     of Class
--------------------------------------------------------------------------------

Common Stock(1)     Paul S. Moller (1) (2)          27,203,161        56.74% (3)
                    9350 Currey Rd
                    Dixon, CA  95620

(1)  Has options to purchase 9,194,762 shares.
(2) Total includes 25,819,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller.
(3)  63.98% of class if all existing options are exercised.


Paul S. Moller, President, Director and Chairman of the Board of Directors is the sole shareholder of Moller Corp. Moller Corporation holds legal title to 25,819,909 of the shares of Common stock listed above as beneficially owned by Paul S. Moller. Rosa Maria Moller, the spouse of Paul S. Moller, owns 547,848 shares of Common stock, which are included in the figure above, although she holds them as separate property in her name alone.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2005 and who are beneficial owners of our securities:
                                              Amount & Nature of
                  Name and Address of              Beneficial        Percent of
Title of Class    Beneficial Owner                 Ownership          Class (3)
--------------------------------------------------------------------------------

Common Stock      Paul S. Moller  (1) (2)       36,397,923 (D,I)        64.87%
                  9350 Currey Rd
                  Dixon, CA  95620

Common Stock      Faulkner White                   187,280   (D)        00.37%
                  51 Pinewood
                  Irvine, CA 92604

Common Stock      Umesh Khimji                   1,540,717 (D,I)        02.75%
                  PO Box 144
                  Muscat, Sultanate of Oman

Common Stock      Jim Toreson                       25,000   (D)        00.05%
                  HCR61 Box 51
                  Alamo, NV 89001

Common Stock      Mike Shanley                       2,583   (D)
                  Bradfield Close Working
                  Surrey GU22 7RE, UK

(1)  Total include options to purchase 9,194,762 shares.
(2) Total includes 25,819,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller
(3)  Percentage of class based on 56,111,131 potential shares outstanding.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller)are unsecured, and due on demand. There are two separate notes, one for $1,766,438 which bears interest at $10% per annum, and another note for $270,800 that is non-interest bearing. (see Note E to the financial statements)

During the year ended June 30, 2006, the Company repaid $169,060 in loans and had a $647,065 balance owed to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. Dr. Moller is the general partner in Milk Farm and has a 34% ownership interest. (see Note F to the financial statements)


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.           Description
-----------           -----------

Exhibit 31.1          Certification of CEO / CFO

Exhibit 32.1          Certification of CEO / CFO



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

---------------------------------------------------------
                                    Year ended June 30,
                                   ----------------------
                                     2006         2005
---------------------------------------------------------
Audit and Quarterly Review Fees    $ 34,000     $ 20,108
---------------------------------------------------------
Audit-related Fees                                     0
---------------------------------------------------------
Tax Fees                              9,475        5,275
---------------------------------------------------------
All Other Fees                            0            0
---------------------------------------------------------
Total Fees                         $ 43,475     $ 25,383
---------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MOLLER INTERNATIONAL, INC.

November 2, 2006                                      /s/ Dr. Paul S. Moller
-------------------                                   --------------------------
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

     SIGNATURE                      TITLE                         DATE
     ---------                      -----                         ----

/s/ Dr. Paul S. Moller        CEO, President, Director          11/02/06
-----------------------


/s/ Faulkner White            Director                          11/02/06
-----------------------


/s/ Umesh Khimji              Director                          11/02/06
-----------------------


/s/ Jim Toreson               Director                          11/02/06
-----------------------


/s/ Mike Shanley              Director                          11/02/06
-----------------------