Form 10-Q
period 2006-09-30
MOLLER INTERNATIONAL INC
filed 2006-11-20
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               September 30, 2006



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934



       For the transition period from _______________ to ________________




                         Commission File No.: 000-33173

                           MOLLER INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)



               CALIFORNIA                                   68-0006075
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

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

As of November 3, 2006 a total of 45,611,218 shares of our common stock have been issued and are outstanding.

Transitional Small Business Disclosure Format (Check one): [_] Yes [X] No









                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                     MOLLER INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)
                                               ASSETS
                                                                September 30,    June 30,
CURRENT ASSETS                                                       2006          2006
                                                               ------------    ------------
     Cash                                                      $     63,891    $      1,431
     Accounts receivable - employees                                 77,473          79,945
     Prepaid expenses                                                29,032            --
                                                               ------------    ------------
           Total current assets                                     170,396          81,376

PROPERTY AND EQUIPMENT, net of accumulated depreciation              10,799          11,186

OTHER ASSETS
Patent costs                                                         59,333          51,548
Advance to Freedom Motors                                            18,592            --
Workers' compensation deposit                                         1,059            --
                                                               ------------    ------------
           Total other assets                                  $     78,984    $     51,548
                                                               ------------    ------------
                                                               $    260,179    $    144,110
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
     Accounts payable, trade                                   $    319,227    $    270,176
     Accrued liabilities                                            311,783         285,544
     Accrued liabilities-related parties                            170,660         135,324
     Accrued liabilities-majority shareholder                     1,815,067       1,798,968
     Notes payable-other                                            521,112         544,968
     Note payable - majority shareholder                          2,042,090       2,037,238
     Notes payable - minority shareholders                          318,715         318,729
     Notes payable - related parties                              1,242,065         647,065
     Deferred wages - employees                                     251,035         293,866
     Customer deposits                                              399,767         442,267
                                                               ------------    ------------
           Total current liabilities                              7,391,521    $  6,774,145

LONG TERM LIABILITIES
     Deferred wages and interest-majority shareholder               254,422       1,640,987
                                                               ------------    ------------
           Total liabilities                                      7,645,943       8,415,132

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares,  no par
value, issued and outstanding, 45,585,788 and 45,526,82
     shares at September 30, 2006 and June 30, 2006              31,055,760      29,538,873
     Accumulated deficit                                        (38,441,524)    (37,809,895)
                                                               ------------    ------------
           Total deficit in stockholders' deficit                (7,385,764)     (8,271,022)
                                                               ------------    ------------
                                                               $    260,179    $    144,110
                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                    2006            2005
                                                ------------    ------------
INCOME:
     Miscellaneous                              $      4,269    $     44,762
                                                ------------    ------------
           Total income                                4,269          44,762

EXPENSES:
     Administrative salaries and wages               171,883          82,680
     Building expenses                                13,532          16,769
     Depreciation expense                                387           2,445
     Direct project expenses                          69,571         107,779
     Employee benefits and payroll taxes              40,483          20,185
     Legal, accounting, and professional fees         62,161          31,832
     Office supplies and expense                      30,410           7,502
     Other expenses                                    7,521          17,977
     Patent expense                                     --            10,711
     Rent expense to majority shareholder            133,186         124,200
                                                ------------    ------------
           Total expenses                            529,134         422,080
                                                ------------    ------------
           Loss from operations                     (524,865)       (377,318)

OTHER EXPENSE
     Interest                                       (106,764)        (61,557)
                                                ------------    ------------
                Total other expense                 (106,764)        (61,557)
                                                ------------    ------------
NET LOSS                                        $   (631,629)   $   (438,875)
                                                ============    ============
Loss per common share, basic and diluted        $      (0.01)   $      (0.01)
Weighted average common shares outstanding        45,554,661      45,235,570
                                                ============    ============

          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES                            2006           2005
                                                            -----------    -----------
    Net loss                                                $  (631,629)   $  (438,875)
    Adjustments to reconcile net loss to net cash
    used in operating activities
      Stock based compensation                                   67,639        606,785
      Depreciation and amortization                                 387          2,447
      Deferred wages                                               --         (280,843)
      Changes in:
       Accounts receivable                                        2,472         18,678
       Prepaid expenses                                         (29,032)          --
       Other assets                                             (19,651)          --
       Accounts payable                                          49,051         47,505
       Customer deposits                                        (42,500)          --
       Accrued expenses                                          76,670        184,091
       Due from affiliate                                          --              700
                                                            -----------    -----------
           Net cash used in operating activities               (526,593)       140,488
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

                  Purchase of other assets                       (7,785)          --
                                                            -----------    -----------
                  Net cash used in investing activities
                                                                 (7,785)          --
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                 618,926            000
               Payments on notes payable                        (22,088)      (166,343)
                                                            -----------    -----------
           Net cash provided by financing activities            596,838       (166,343)
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH                                  62,460        (25,855)
CASH, BEGINNING OF PERIOD                                         1,431         27,013
                                                            -----------    -----------
CASH, END OF PERIOD                                         $    63,891    $     1,158
                                                            ===========    ===========
CASH PAID DURING THE PERIOD FOR:
      INTEREST                                              $      --      $     1,206
SUPPLENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Contributed capital in the form of debt forgiveness   $ 1,449,248    $      --
                                                            ===========    ===========


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited financial statements of Moller International, Inc. ("MI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2006 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of September 30, 2006, and its results of operations and its cash flows for the three months ended September 30, 2006 and 2005.

NOTE B - GOING CONCERN

As of September 30, 2006, MI has accumulated deficits of $38,441,524. MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of September 30, 2006, a total of $3,284,155 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $124,200. The total deferred rent owing to Dr. Moller at September 30, 2006 is $1,386,157.

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

NOTE C - NOTES PAYABLE

In August and September 2006, MI borrowed an additional $595,000 from a related party. The total owed to this party is $1,242,065 at September 30, 2006. The amounts are due upon demand and interest is accrued at the stated rate of 10%.

NOTE D - STOCK-BASED COMPENSATION

Prior to December 31, 2005, MI accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in determining compensation cost for options issued to employees. Accordingly, no compensation cost had been recognized upon issuance of the options prior to January 1, 2006.

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. During the three months ended September 30, 2006, MI did not issue options to any employees. However, there were portions of previously granted options which vested during the quarter ended September 30, 2006. The fair value of these options were estimated at the grant date with terms ranging from five to ten years and exercise prices ranging from $0.86 to $1.03 to employees,. As such, total compensation expense of $34,299 was recognized during the three months ended September 30, 2006. The following table illustrates the effect on net loss and net loss per share if MI had applied the fair value provisions of SFAS 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation relating to stock options for the prior periods presented.



                                                             2005
                                                        ------------
Net loss as reported                                      $(438,875)
Add:  stock based compensation determined under
intrinsic value                                                    -

Less: stock based compensation determined under
fair value-based method                                     (24,170)
                                                        -------------
Pro forma net loss                                        $(463,045)
                                                        =============
Basic and diluted net loss per common share:                 $(0.01)
As reported
Pro forma                                                    $(0.01)


The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black Scholes method, based on assumptions including (1) risk-free interest rates of 3.98%%, (2) an estimated life of the options of five years, (3) no dividend rate and (4) computed volatility rates of 187.48 % on the underlying stock.

During the three months ended September 30, 2006, MI issued 58,967 shares for services to outside consultants and estimated the value of these shares at the market value on the date of issuance of $33,340.

NOTE E - Debt Forgiveness

As of June 30, 2006, Dr. Moller was owed $1,640,987 in deferred wages along with accrued interest. During the quarter ended September 30, 2006, Dr. Moller waived the payment of $1,449,248. This amount was treated as a capital contribution and was included as an increase in common stock.

NOTE E - STOCK OPTION PLANS

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

Option activity for the three months ended September 30, 2006 and 2005 is as follows:

                                                                                                          Weighted
                                                                            Range of                      Average
                                                      Total                  Option    Total              Exercise
                                                     Granted                Prices     vested             Price
                                                     -------                ------     ------             -----
                     Balance at June 30, 2006         13,074,212
                      Vested at June 30, 2006                                       13,074,212            $1.57

                                      Granted                  -
                                    Exercised                  -
                                    Forfeited                  -
                   Balance September 30, 2006         13,074,212                                          $1.57
                 Vested at September 30, 2006                                       13,074,212            $1.57

Additional option information as of September 30, 2006, is as follows:


                                                                    Weighted
                                                                     Average
                                                   Weighted         Remaining                             Weighted
                                                   Average           Life in                              Average
        Price Range            Outstanding           Price            Years           Exercisable           Price
=======================================================================================================================
             $.81 to $1.35            6,141,880           $1.15              3.17            6,116,880           $1.15
            $1.72 to $2.67            2,459,644           $2.16              0.75            2,459,644           $2.15
            $3.24 to $5.50              483,769           $3.94              9.17              483,769           $3.94
            $.86  to $1.03            3,998,919           $0.85              7.53            3,988,919
-----------------------------------------------------------------------------------------------------------------------
                                     13,074,212           $1.57                             13,074,212           $1.57


NOTE F - LEGAL PROCEEDINGS

HOULIHAN V. MOLLER INTERNATIONAL, INC., ET AL.

MI is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in January 2004, alleges that MI violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of MI common stock, and later breached a contract when MI offered to repurchase those shares. The plaintiff alleges damages of $490,000 plus interest. Currently the company is contesting these allegations and has determined that it is too soon to estimate its losses if any.

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

The case has not been set for trial.

Subsequent to June 30, 2006, in a related administrative proceeding on September 26, 2006, the California Central Valley Regional Water Quality Control Board issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the Central Valley Regional Water Quality Control Board. MI's probable loss has been estimated at this time in the range of $200,000 to $1,000,000. MI has accrued its minimal estimated cleanup obligation of $200,000. It is reasonably possible that these estimates may be revised in the near term as the site investigation and other research and analysis proceeds. There was no change during the quarter ended September 30, 2006 to MI's analysis of this contingency.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION Three Months

Ended September 30, 2006 vs. September 30, 2005
We had a net loss of $631,629 or $0.01 loss per share compared to a net loss of $438,875 or $0.01 per share for the three months ended September 30, 2005. These losses would be consistent with expectations since we were unable to secure the same level of contracts as the prior year, which resulted in a decline in revenue. Lower contract revenues combined with continued labor and material expenses on non-revenue generating projects (product research and development activities), additional legal expense, increases in costs incurred for accounting related activities, and higher interest accounted for a $192,754 increase in our net loss. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products.

Our majority shareholder waived payment associated with $1,449,248 of previously accrued compensation. We accounted for this waiver as additional contributed capital during the three months ended September 30, 2006.


ITEM 3. CONTROLS AND PROCEDURES

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


                                         MOLLER INTERNATIONAL, INC.

                                         /s/ Paul S. Moller
 11/17/06                                -------------------------------------
 --------
   Date                                  Dr. Paul S. Moller
                                         President, CEO, Chairman of the Board