Form 10QSB
period 2006-12-31
MOLLER INTERNATIONAL INC
filed 2007-02-20
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                December 31, 2006
                                -----------------

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                  to
                                              ----------------

                                 --------------

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


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95618
                     --------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (530) 756-5086
                    Issuer's Facsimile number (530) 756-5179




       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


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

     As of December 31, 2006 Moller International Inc., has 45,611,218 shares of our common stock issued and are outstanding.


Transitional Small Business Disclosure Format (Check one): [ ] Yes  [X] No

                                TABLE OF CONTENTS

                                                                          Page #

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2006 (Unaudited)            1

     Consolidated Statement of Operations (Unaudited) for three and
      six-months ended December 31, 2006 and December 31, 2005                 3

     Consolidated Statement of Cash Flows (Unaudited) for the six
      months ended December 31, 2006 and December 31, 2005                     4

     Notes to Financial Statements (Unaudited)                                 5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                            8

ITEM 3 - CONTROLS AND PROCEDURES                                               8


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                     8

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds           9

ITEM 3 - Defaults upon Senior Securities                                       9

ITEM 4 - Submission of Matters to a Vote of Security Holders                   9

ITEM 5 - Other Matters                                                         9

ITEM 6 - Exhibits and Reports on Form 8-K                                      9


SIGNATURES                                                                     9

EXHIBITS

Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes
                Oxley Act                                                     10
Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes
                Oxley Act                                                     11
Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes
                Oxley Act                                                     12
Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes
                Oxley Act                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           MOLLER INTERNATIONAL, INC.
                           Consolidated Balance Sheets
                                                                                 (Unaudited)
                                                               December 31, 2006              June 30, 2006
ASSETS
CURRENT ASSETS
     Cash                                                       $          2,315          $           1,431
     Accounts receivable from employees                                   72,882                     79,945
     Prepaid expenses                                                     19,355                          -
                                                                --------------------------------------------
              Total current assets                                        94,552                     81,376
                                                                --------------------------------------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                   11,537                     11,186

OTHER ASSETS
Patent costs                                                              72,529                     51,548
Advance to Freedom Motors                                                 33,092                          -
Workers' compensation deposit                                              1,059                          -
                                                                --------------------------------------------
              Total other assets                                         106,680                     51,548
                                                                --------------------------------------------

                                                                $        212,769          $         144,110
                                                                ============================================

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable, trade                                    $        264,394          $         270,176
     Accrued liabilities                                                 534,427                    285,544
     Accrued liabilities-related parties                                 226,332                    135,324
     Accrued liabilities-majority shareholder                          1,783,128                  1,798,968
     Notes payable-other                                                 539,968                    544,968
     Note payable - majority shareholder                               2,050,834                  2,037,238
     Notes payable - minority shareholders                               318,730                    318,729
     Notes payable - related parties                                   1,719,449                    647,065
     Deferred wages - employees                                          256,063                    293,866
     Customer deposits                                                   409,767                    442,267
                                                                --------------------------------------------
              Total current liabilities                                8,103,092                  6,774,145

LONG-TERM LIABILITIES
     Deferred wages and interest-majority shareholder                    322,312                  1,640,987
              Total liabilities                                        8,425,404                  8,415,132

DEFICIT IN STOCKHOLDERS' EQUITY
     Common stock, authorized, 150,000,000 shares, no par
      value, issued and outstanding, 45,611,218 and 45,526,821
      shares at December 31, 2006 and June 30, 2006                   31,078,184                 29,538,873
     Accumulated deficit                                             (39,290,819)               (37,809,895)
                                                                --------------------------------------------
              Total deficit in stockholders' equity                   (8,212,635)                (8,271,022)
                                                                --------------------------------------------

                                                                $        212,769          $         144,110
                                                                ============================================


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      Consolidated Statements Of Operations


                                                             (Unaudited)                       (Unaudited)
                                                 Three-Months Ended December 31:     Six-Months Ended December 31:
                                                           2006             2005             2006             2005
                                                 ------------------------------------------------------------------
INCOME
     Miscellaneous                               $        2,402   $       10,918   $        6,671   $       55,680
                                                 ------------------------------------------------------------------

EXPENSES
     Administrative salaries and wages                  150,843           74,957          322,726          165,765
     Building expenses                                   14,374           16,518           27,906           36,756
     Depreciation expense                                   387            2,448              774            4,893
     Direct project expenses                             59,879           43,189          129,450          150,968
     Employee benefits and payroll taxes                 20,312           24,843           60,795           45,028
     Legal, accounting, and professional fees            82,810           67,042          144,971           98,874
     Office supplies and expense                         24,983            7,530           55,393           13,107
     Other expenses                                       5,476            8,491           12,997           13,071
     Patent expense                                           -           28,859                -           39,570
     Settlement expenses                                225,714                -          225,714                -
     Rent expense to majority shareholder               133,186          153,734          266,372          281,659
                                                 ------------------------------------------------------------------
             Total expenses                             717,964          427,611        1,247,098          849,691
                                                 ------------------------------------------------------------------

             Loss from operations                      (715,562)        (416,693)      (1,240,427)        (794,011)

OTHER EXPENSE
     Interest expense                                  (133,733)        (207,332)        (240,497)        (268,889)

                                                 ------------------------------------------------------------------
NET LOSS                                               (849,295)        (624,025)      (1,480,924)      (1,062,900)
                                                 ==================================================================


Loss per common share, basic and diluted                 ($0.02)          ($0.01)          ($0.03)          ($0.02)
                                                 ==================================================================

Weighted average common shares outstanding           45,603,798       45,456,320       45,576,971       45,456,320
                                                 ==================================================================

          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      Consolidated Statements Of Cash Flows
                                    Unaudited

                                                                               Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                                  12/31/2006             12/31/05
                                                                   ---------------------------------------
     Net loss                                                        $  (1,480,924)         $  (1,062,900)
     Adjustments to reconcile net loss to net cash
      used in operating activities
         Stock-based compensation                                          114,349                621,327
         Depreciation and amortization                                         774                  4,903
         Deferred wages                                                          -               (225,843)
         Increase (decrease) in
             Accounts receivable from employees                              7,063                 17,230
             Prepaid expenses                                              (19,355)                     -
         Increase (decrease) in
             Accounts payable                                               (5,782)                85,581
             Customer deposits                                             (32,500)                     -
             Accrued expenses                                              417,535                400,153
             Due from affiliate                                                  -                 (2,300)
                                                                   ---------------------------------------
                   Net cash used in operating activities                  (998,840)              (161,849)
                                                                   ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment                                              (1,125)                     -
         Patent applications                                               (20,981)                     -
                                                                   ---------------------------------------
         Advances and other deposit                                        (34,151)                     -
                                                                   ---------------------------------------
         Net Cash Used in Investing Activities                             (56,257)                     -

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from notes payable - related parties                   1,137,832                332,579
         Payments of notes payable                                         (56,851)              (185,043)
                                                                   ---------------------------------------

                                                                           (25,000)
                   Net cash provided by financing activities             1,055,981                147,536
                                                                   ---------------------------------------

NET INCREASE (DECREASE) IN CASH                                                884                (14,313)
CASH, BEGINNING OF PERIOD                                                    1,431                 27,013
                                                                   ---------------------------------------

CASH, END OF PERIOD                                                   $      2,315           $     12,700
                                                                   =======================================
CASH PAID FOR INTEREST                                                $          -           $      1,206

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Contributed capital in the form of debt forgiveness                   $  1,449,248                      -
Market value of shares to be repurchased                              $     24,286                      -
                                                                   =======================================

          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                   Notes To Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Moller International, Inc. ("MI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2006 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of December 31, 2006, and its results of operations and its cash flows for the six months ended December 31, 2006 and 2005.

NOTE B - GOING CONCERN

As of December 31, 2006, MI has accumulated deficits of $39,290,819. MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of December 31, 2006, $4,250,702 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $124,200. The total deferred rent owing to Dr. Moller at December 31, 2006 is $1,303,709.

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

NOTE C - NOTES PAYABLE - RELATED PARTIES

In October, November, and December 2006, MI borrowed an additional $481,000 from a related party ($1,137,832 from related parties for the six months ended December 31, 2006). The total owed to this party is $1,719,449 at December 31, 2006. The amounts are due upon demand and interest is accrued at the stated rate of 15%.

NOTE D - STOCK-BASED COMPENSATION

Prior to December 31, 2005, MI accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in determining compensation cost for options issued to employees. Accordingly, no compensation cost had been recognized upon issuance of the options prior to January 1, 2006.

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. During the six months ended December 31, 2006, MI did not issue options to any employees. However, there were portions of previously granted options which vested during the quarter ended December 31, 2006. The fair value of these options were estimated at the grant date with terms ranging from five to ten years and exercise prices ranging from $0.86 to $1.03 to employees. As such, total compensation expense of $68,598 was recognized during the six months ended December 31, 2006, related to the amortization of these option fair values. The following table illustrates the effect on net loss and net loss per share if MI had applied the fair value provisions of SFAS 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation relating to stock options for the prior periods presented.

                                                      Three-months ended      Six-months ended
                                                      ------------------      ----------------
                                                       December 31, 2005     December 31, 2005
                                                       -----------------     -----------------
Net loss as reported                                          $(624,025)          $(1,062,900)
Add: stock-based compensation determined under
 intrinsic value                                                                            -

Less: stock-based compensation determined under
fair value-based method                                         (24,170)              (24,170)

Pro forma net loss                                            $(648,195)          $(1,087,070)

Basic and diluted net loss per common share:
As reported                                                      $(0.01)               $(0.02)
Pro forma                                                        $(0.01)               $(0.02)

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black Scholes method, based on assumptions including (1) risk-free interest rates of 3.98%, (2) an estimated life of the options of five years, (3) no dividend rate and (4) computed volatility rates of 187.48 % on the underlying stock.

During the six months ended December 31, 2006, MI issued 84,397 shares for services to outside consultants and estimated the value of these shares at the market value on the date of issuance of $45,752, which approximates when services were performed.

NOTE E - DEBT FORGIVENESS

As of June 30, 2006, Dr. Moller was owed $1,640,987 in deferred wages plus accrued interest. During the quarter ended September 30, 2006, Dr. Moller forfeited his right to collect payment of $1,449,248 of the total amount shown as payable to him. This amount was treated as a capital contribution and was included as an increase in capital.

NOTE F - LITIGATION AND CONTINGENCIES

Houlihan v. Moller International, Inc., et al.

Moller International, Inc. was sued in January 2004. The lawsuit alleges that the defendants violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of common stock. The plaintiff alleged damages of $490,000 plus interest. The case was settled November 2006 and expensed during the quarter ended December 31, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Six Months Ended December 31, 2006 vs. December 31, 2005

We had a net loss of $1,480,924 or $0.03 loss per share compared to a net loss of $1,062,900 or $0.02 per share for the six months ended December 31, 2005. These losses would be consistent with expectations since we were unable to secure the same level of contracts as the prior year, which resulted in a decline in revenue. Lower contract revenues combined with continued labor and material expenses on non-revenue generating projects (product research and development activities), additional legal expense, increases in costs incurred for accounting related activities, and higher interest accounted for a $418,024 increase in our net loss. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products.

Our majority shareholder forfeited his right to collect payment associated with $1,449,248 of previously accrued compensation. We accounted for this waiver as additional contributed capital during the three months ended September 30, 2006 and cumlatively through the six months ending December 31, 2006.

ITEM 3 - CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are not effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. In particular, our auditors identified an adjustment necessary to prevent our financial statements from being materially misstated, related to our accrual of a settlement for repurchase of common shares. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Houlihan v. Moller International, Inc., et al.

Moller International, Inc. was named as a defendant in a lawsuit pending in Yolo County, California Superior Court captioned Houlihan v. Moller International, Inc., et al. Moller's president, Paul Moller, was also named a defendant in his individual capacity. The Complaint, filed in January of 2004 in Sacramento County Superior Court and later transferred to Yolo County Superior Court, alleges that the defendants violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of common stock in the Company, and later breached a contract when the Company offered to repurchase those shares. The plaintiff alleged damages of $490,000 plus interest. The Company's and Dr. Moller's Answers were filed in September 2004, and initial discovery commenced in early October 2004. The case was scheduled to go to trial on February 27, 2007.

The Company has contested the case vigorously. The plaintiff attempted to obtain a writ of attachment against the Skycar, but the Court denied the application. The plaintiff also attempted to obtain summary adjudication (judgment without trial) of the federal and state securities law claims, but the Court denied this attempt, determining as well that statutes of limitations had expired, rendering these claims no longer viable. The Company and its counsel continue to believe that there exist multiple viable defenses to the remainder of plaintiff's claims. Nevertheless, as a matter of business expediency and not due to concerns about the strength or weakness of their respective legal positions, Dr. Moller and the Company agreed in November, 2006 to settle the case and the case has now been settled. Although the terms of the settlement are confidential by agreement, they do not include any admission of liability by the Company or Dr. Moller and involve no direct or indirect payment to the plaintiff by the Company. The settlement will also result in the reacquisition of the plaintiff's shares in the Company and in Freedom Motors.

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.

The case has not been set for trial.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the Central Valley Regional Water Quality Control Board (RWQCB). MI has submitted its comments, and comments from the remaining parties named in the draft CAO are due to be filed by February 28, 2007. Following submission of all comments, it is expected that a schedule will be established by the parties subject to the draft CAO, and approved by the RWQCB, for preparation, submission and implementation of a workplan for investigating and characterizing soil and groundwater contamination at this property.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER MATTERS

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Exhibits
           Exhibit No.             Description
           ------------            -----------

               31.1                Certification of CEO
               31.2                Certification of CFO
               32.1                Certification of CEO
               32.2                Certification of CFO

(b.) Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended 31 December 2006:

The Company filed: (1) a Form 8-K on 3 October 2006 stating that effective 25 September 2006 Paul S. Moller had forfeit a portion of his accumulated deferred pay and interest to the amount of $1,449,247.63. This sum represented $1,303,861.43 in wages and $145,386.20 in interest on those wages accrued as of 31 December 2005; (2) a Form 8-K on 17 October 2006 stating that due to unexpected delays submission of its Form 10-KSB would not be completed within the prescribed extended filing date, and (3) on 26 October 2006 stating that on 24 October 2006 Moller International received a letter dated 16 October 2006 from NASD stating that we had not filed our SEC Form 10-K within the prescribed period for filing and as a result were identified on the NASD Daily List as delinquent effective 16 October 2006.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MOLLER INTERNATIONAL, INC.


February 14, 2007                        /s/ Paul S. Moller
-----------------                        ---------------------------------------
      Date                               Paul S. Moller, Ph.D.
                                         President, CEO, Chairman of the Board