Form 10QSB
period 2007-03-31
MOLLER INTERNATIONAL INC
filed 2007-05-15
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2007
                                 --------------

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


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95618
                             -----------------------
                    (Address of principal executive offices)

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

     As of April 17, 2007 Moller International Inc., has 45,696,944 shares of our common stock issued and are outstanding.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                TABLE OF CONTENTS


                                                                                              Page #

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2007 (Unaudited)                               1

         Consolidated Statements of Operations (Unaudited) for three and nine-months
                ended March 31, 2007 and March 31, 2006                                            2

         Consolidated Statement of Cash Flows (Unaudited) for the nine months ended March 31, 2007 and March 31, 2006
                                                                                                   3
         Notes to Consolidated Financial Statements (Unaudited)                                    4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                       5

ITEM 3 - CONTROLS AND PROCEDURES                                                                   6

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                                         7

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds                               8

ITEM 3 - Defaults upon Senior Securities                                                           8

ITEM 4 - Submission of Matters to a Vote of Security Holders                                       8

ITEM 5 - Other Matters                                                                             8

ITEM 6 - Exhibits and Reports on Form 8-K                                                          8

SIGNATURES                                                                                         8

EXHIBITS

Exhibit 31.1      Certification Pursuant to Section 302 of the Sarbanes Oxley Act                  9
Exhibit 31.2      Certification Pursuant to Section 302 of the Sarbanes Oxley Act                 10
Exhibit 32.1      Certification Pursuant to Section 906 of the Sarbanes Oxley Act                 11
Exhibit 32.2      Certification Pursuant to Section 906 of the Sarbanes Oxley Act                 12


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                                                           March 31, 2007  June 30, 2006
                                                                           --------------  --------------
ASSETS
CURRENT ASSETS
      Cash                                                                 $          886  $        1,431
      Accounts receivable                                                          42,409          79,945
      Prepaid expenses                                                              9,677              --
                                                                           --------------  --------------
              Total current assets                                                 52,972          81,376
                                                                           --------------  --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                            11,296          11,186

OTHER ASSETS
Patent costs                                                                       72,529          51,548
Advance to Freedom Motors                                                           3,200              --
Workers' compensation deposit                                                       1,059              --
                                                                           --------------  --------------
              Total other assets                                                   76,788          51,548
                                                                           --------------  --------------

                                                                           $      141,056  $      144,110
                                                                           ==============  ==============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable, trade                                              $      319,267  $      270,176
      Accrued liabilities                                                         587,396         285,544
      Accrued liabilities-related parties                                         257,118         135,324
      Accrued liabilities-majority shareholder                                  1,938,854       1,798,968
      Notes payable-other                                                         535,968         544,968
      Note payable - majority shareholder                                       2,122,368       2,037,238
      Notes payable - minority shareholders                                       318,730         318,729
      Notes payable - related parties                                           1,789,420         647,065
      Deferred wages - employees                                                  168,751         293,866
      Deferred wages and interest - majority shareholder                          391,583       1,640,987
      Customer deposits                                                           409,767         442,267
                                                                           --------------  --------------
              Total liabilities                                            $    8,839,222  $    8,415,132
                                                                           --------------  --------------


DEFICIT IN STOCKHOLDERS' EQUITY
      Common stock, authorized, 150,000,000 shares, no par value, issued
       and outstanding, 45,696,944 and 45,526,821 shares, respectively         31,144,403      29,538,873
          Accumulated deficit                                                 (39,842,569)    (37,809,895)
                                                                           --------------  --------------
              Total deficit in stockholders' equity                            (8,698,166)     (8,271,022)
                                                                           --------------  --------------

                                                                           $      141,056  $      144,110
                                                                           ==============  ==============


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                    Unaudited


                                              Three- Months Ended March 31:        Nine- Months Ended March 31:
                                                  2007              2006              2007              2006
INCOME
Revenues                                     $       73,726    $           --    $       73,726    $           --
Miscellaneous                                         2,174             4,383             8,845            60,063
                                             --------------------------------    --------------------------------
Total income                                         75,900             4,383            82,571            60,063

EXPENSES
Administrative salaries and wages                   173,270           103,093           495,996           259,168
Building expenses                                    13,684            12,571            41,590            77,100
Depreciation expense                                    387             2,448             1,161             7,341
Direct project expenses                              63,218            80,801           192,668           244,387
Employee benefits and payroll taxes                  52,164            22,572           112,959            64,672
Legal, accounting, and professional fees             35,445             7,635           180,416           108,621
Office supplies and expense                          13,944             9,525            69,337            28,389
Other expenses                                       30,413             2,580            43,400            14,069
Patent expense                                        5,745             3,822             5,745            43,392
Settlement expenses                                      --                --           225,714                --
Rent expense to majority shareholder                133,185           124,200           399,557           372,600
                                             --------------------------------    --------------------------------
Total expenses                               $      521,455    $      369,247    $    1,768,543    $    1,219,739
                                             --------------------------------    --------------------------------

Loss from operations                         $     (445,555)   $     (364,864)   $   (1,685,972)   $   (1,159,676)

OTHER EXPENSE
     Interest                                       106,205           101,925           346,702           370,015
                                             --------------------------------    --------------------------------
                Total other expense                 106,205           101,925           346,702           370,015
                                             --------------------------------    --------------------------------

                                             --------------------------------    --------------------------------
NET INCOME (LOSS)                            $     (551,760)   $     (466,789)   $   (2,032,674)   $   (1,529,691)
                                             ================================    ================================

Loss per common share, basic and diluted     $         (.01)   $         (.01)   $         (.04)   $         (.03)
                                             ================================    ================================

Weighted average common shares outstanding       45,658,022        44,650,281        45,605,275        45,461,061


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN


                                                                        Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                                3/31/2007      03/31/2006
                                                                   --------------------------
      Net loss                                                     $(2,032,674)   $(1,529,691)
      Adjustments to reconcile net loss to net cash
      used in operating activities
         Stock based compensation                                      180,568             --
         Depreciation and amortization                                   1,161          7,341
         Deferred wages                                                     --         23,555
         Increase (decrease) in
           Accounts receivable                                          37,536         24,522
           Prepaid expenses                                             (9,677)            --
           Accounts payable                                             49,091        123,361
           Customer deposits                                           (32,500)            --
           Other Assets                                                 (4,259)            --
           Accrued expenses                                            638,681        732,210
           Due from affiliate                                               --        (51,222)
                                                                   --------------------------
                 Net cash used in operating activities             $(1,172,073)   $  (669,924)
                                                                   --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings from related party debt                             1,281,487         22,642
      Payments related party notes payable                             (53,853)            --
      Proceeds from sale of common stock and exercise of options            --        621,327
                                                                   --------------------------
                 Net cash provided by financing activities         $ 1,193,634    $   643,969
                                                                   --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                                             (1,125)            --
      Purchase of other assets                                         (20,981)            --
                                                                   --------------------------
                 Net Cash Used in Investing Activities             $   (22,106)            $-
                                                                   --------------------------

NET INCREASE (DECREASE) IN CASH                                    $      (545)   $   (25,955)
                                                                   --------------------------
CASH, BEGINNING OF PERIOD                                          $     1,431    $    27,013
                                                                   --------------------------
CASH, END OF PERIOD                                                $       886    $     1,058
                                                                   ==========================


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                   Notes To Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Moller International, Inc. ("MI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2006 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of March 31, 2007, and its results of operations and its cash flows for the nine months ended March 31, 2007 and 2006.


NOTE B - GOING CONCERN

As of March 31, 2007, MI has accumulated deficits of $39,842,569. MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of March 31, 2007, $4,394,356 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $248,400. The total deferred rent, including interest owing to Dr. Moller at March 31, 2007 is $1,938,854.

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

NOTE C - NOTES PAYABLE - RELATED PARTIES

In January, February, and March 2007, MI borrowed an additional $70,000 from a related party ($1,207,832 from related parties for the nine months ended March 31, 2007). The total owed to this party is $1,789,420 at March 31, 2007. The amounts are due upon demand and interest is accrued at the stated rate of 7%.

NOTE D - STOCK-BASED COMPENSATION

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. During the nine months ended March 31, 2007, MI issued 20,000 options to Board members and , there were portions of previously granted options which vested during the quarter ended March 31, 2007. The fair value of these options were estimated at the grant date with terms ranging from five to ten years and exercise prices ranging from $0.86 to $1.03 to employees. As such, total compensation expense of $107,498 was recognized during the nine-months ended March 31, 2007, related to the amortization of these option fair values.


During the nine months ended March 31, 2007, MI issued 170,123 shares for services to outside consultants and estimated the value of these shares at the market value on the date of issuance of $73,069, which approximates when services were performed.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended March 31, 2007 vs. March 31, 2006

For the three months-ended March 31, 2007, we had a net loss of $551,760 or $0.01 loss per share compared to a net loss of $466,789 or $0.01 per share for the three months ended March 31, 2007. These losses would be consistent with management's expectation since we were unable to secure the same level of contract as per the prior year.

Nine Months Ended March 31, 2007 vs. March 31, 2006

For the nine-months ended March 31, 2007, we had a net loss of $2,032,674 or $0.04 loss per share compared to a net loss of $1,529,691 or $0.03 per share for the nine months ended March 31, 2006. These losses would be consistent with expectations since we were unable to secure the same level of contracts as the prior year, which resulted in a decline in revenue. Lower contract revenues combined with continued labor and material expenses on non-revenue generating projects (product research and development activities), additional legal expense, increases in costs incurred for accounting related activities, and higher interest accounted for a $502,983 increase in our net loss. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. The Company currently proposes to produce variations of it M200X, an earlier prototype volantor. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Our majority shareholder forfeited his right to collect payment associated with $1,449,248 of previously accrued compensation. We accounted for this waiver as additional contributed capital during the nine-months ended March 31, 2007.

ITEM 3 - CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are not effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. In particular, our auditors identified an adjustment necessary to prevent our financial statements from being materially misstated, related to our accrual of a settlement for repurchase of common shares. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company has contested the case vigorously. The plaintiff attempted to obtain a writ of attachment against the Sky Car, but the Court denied the application. The plaintiff also attempted to obtain summary adjudication (judgment without trial) of the federal and state securities law claims, but the Court denied this attempt, determining as well that the statutes of limitations had expired, rendering these claims no longer viable. The Company and its counsel continue to believe that there exist multiple viable defenses to the remainder of plaintiff's claims. Nevertheless, as a matter of business expediency and not due to concerns about the strength or weakness of their respective legal positions, Dr. Moller and the Company agreed in November, 2006 to settle the case and the case has now been settled. Although the terms of the settlement are confidential, by agreement, they do not include any admissions of liability by the Company or Dr. Moller and will require no direct or indirect payment to the plaintiff by the Company. The settlement will also result in the reacquisition of the plaintiff's shares in the Company and in Freedom Motors.


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

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the Central Valley Regional Water Quality Control Board (RWQCB). MI has submitted its comments, and other parties are expected to submit their comments. Following submission of all comments, it is expected that a schedule will be established by the parties subject to the draft CAO, and approved by the RWQCB, for preparation, submission and implementation of a work plan for investigating and characterizing soil and groundwater contamination at this property.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS;PURCHASES OF EQUITY SECURITIES

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

ITEM 5 - OTHER MATTERS

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Exhibits
                 Exhibit No.                            Description
                 -----------                            -----------

                     31.1                               Certification of CEO
                     31.2                               Certification of CFO
                     32.1                               Certification of CEO
                     32.2                               Certification of CFO

(b.) Reports on Form 8-K
The following reports were filed on Form 8-K during the quarter ended 31 December 2006:
The Company filed: (1) a Form 8-K on 24 April 2007 stating that effective immediately, Mr. Umesh Khimji had resigned from the Board of Directors. It also stated that the Board is currently reviewing candidates to fill the open position on the Board.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MOLLER INTERNATIONAL, INC.

May 15, 2007                               /s/ Paul S. Moller
------------                               -------------------------------------
    Date                                   Paul S. Moller, Ph.D.
                                           President, CEO, Chairman of the Board