Form 10QSB/A
period 2007-03-31
MOLLER INTERNATIONAL INC
filed 2007-06-11
CIK 871344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [ X ] No

                                TABLE OF CONTENTS

                                                                          Page #

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of March 31, 2007 (Unaudited)             1

     Consolidated Statement of Operations (Unaudited) for three and
      nine-months ended March 31, 2007 and March 31, 2006                    2

     Consolidated Statement of Cash Flows (Unaudited) for the nine
      months ended March 31, 2007 and March 31, 2006                         3

     Notes to Consolidated Financial Statements (Unaudited)                  4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               6

ITEM 3 - CONTROLS AND PROCEDURES                                             7

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                   8

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         9

ITEM 3 - Defaults upon Senior Securities                                     9

ITEM 4 - Submission of Matters to a Vote of Security Holders                 9

ITEM 5 - Other Matters                                                       9

ITEM 6 - Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                   9

EXHIBITS

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley
             Act                                                            10

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes Oxley
             Act                                                            11

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes Oxley
             Act                                                            12

Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley
             Act                                                            13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                                 March 31, 2007   June 30, 2006
ASSETS
CURRENT ASSETS
    Cash                                         $         886    $       1,431
    Accounts receivable                                 42,409           79,945
    Prepaid expenses                                     9,677                -
                                                 --------------   --------------
        Total current assets                            52,972           81,376
                                                 --------------   --------------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                           11,296           11,186

OTHER ASSETS
Patent costs                                            72,529           51,548
Advance to Freedom Motors                                3,200                -
Workers' compensation deposit                            1,059                -
                                                 --------------   --------------
        Total other assets                              76,788           51,548
                                                 --------------   --------------

                                                 $     141,056    $     144,110
                                                 ==============   ==============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable, trade                      $     319,267    $     270,176
    Accrued liabilities                                587,396          285,544
    Accrued liabilities-related parties                257,118          135,324
    Accrued liabilities-majority shareholder         1,938,854        1,798,968
    Notes payable-other                                535,968          544,968
    Note payable - majority shareholder              2,122,368        2,037,238
    Notes payable - minority shareholders              318,730          318,729
    Notes payable - related parties                  1,789,420          647,065
    Deferred wages - employees                         168,751          293,866
    Deferred wages and interest - majority
     shareholder                                       391,583        1,640,987
    Customer deposits                                  409,767          442,267
                                                 --------------   --------------
      Total liabilities                          $   8,839,222    $   8,415,132
                                                 --------------   --------------


DEFICIT IN STOCKHOLDERS' EQUITY
    Common stock, authorized, 150,000,000 shares,
     no par value, issued and outstanding,
     45,696,944 and 45,526,821 shares,
     respectively                                   31,144,403       29,538,873
    Accumulated deficit                            (39,842,569)     (37,809,895)
                                                 --------------   --------------
        Total deficit in stockholders' equity       (8,698,166)      (8,271,022)
                                                 --------------   --------------

                                                 $     141,056    $     144,110
                                                 ==============   ==============


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                    Unaudited


                                                Three- Months Ended          Nine- Months Ended
                                                      March 31:                   March 31:
                                                2007          2006          2007          2006
INCOME
Revenues                                    $     73,726  $          -  $     73,726  $          -
Miscellaneous                                      2,174         4,383         8,845        60,063
                                            --------------------------- ---------------------------
Total income                                      75,900         4,383        82,571        60,063

EXPENSES
Administrative salaries and wages                173,270       103,093       495,996       259,168
Building expenses                                 13,684        12,571        41,590        77,100
Depreciation expense                                 387         2,448         1,161         7,341
Direct project expenses                           63,218        80,801       192,668       244,387
Employee benefits and payroll taxes               52,164        22,572       112,959        64,672
Legal, accounting, and professional fees          35,445         7,635       180,416       108,621
Office supplies and expense                       13,944         9,525        69,337        28,389
Other expenses                                    30,413         2,580        43,400        14,069
Patent expense                                     5,745         3,822         5,745        43,392
Settlement expenses                                    -             -       225,714             -
Rent expense to majority shareholder             133,185       124,200       399,557       372,600
                                            --------------------------- ---------------------------
Total expenses                              $    521,455  $    369,247  $  1,768,543  $  1,219,739
                                            --------------------------- ---------------------------

Loss from operations                        $   (445,555) $   (364,864) $ (1,685,972) $ (1,159,676)

OTHER EXPENSE
  Interest                                       106,205       101,925       346,702       370,015
                                            --------------------------- ---------------------------
      Total other expense                        106,205       101,925       346,702       370,015
                                            --------------------------- ---------------------------

                                            --------------------------- ---------------------------
NET INCOME (LOSS)                           $  (551,760)  $   (466,789) $ (2,032,674) $ (1,529,691)
                                            =========================== ===========================

Loss per common share, basic and diluted    $       (.01) $       (.01) $       (.04) $       (.03)
                                            =========================== ===========================

Weighted average common shares outstanding    45,658,022    44,650,281    45,605,275    45,461,061


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN
                                                          Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                  3/31/2007      03/31/2006
                                                    ----------------------------
  Net loss                                          $ (2,032,674)  $ (1,529,691)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Stock based compensation                             180,568              -
    Depreciation and amortization                          1,161          7,341
    Deferred wages                                             -         23,555
    Increase (decrease) in
     Accounts receivable                                  37,536         24,522
     Prepaid expenses                                    (9,677)              -
     Accounts payable                                     49,091        123,361
     Customer deposits                                  (32,500)              -
     Other Assets                                        (4,259)              -
     Accrued expenses                                    638,681        732,210
     Due from affiliate                                        -       (51,222)
                                                    ----------------------------
       Net cash used in operating activities        $ (1,172,073)  $   (669,924)
                                                    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from related party debt                   1,281,487         22,642
  Payments related party notes payable                   (53,853)             -
  Principal payments on long term debt                    (9,000)             -
  Payment on accrued settlement                          (25,000)             -
  Proceeds from sale of common stock and exercise
   of options                                                           621,327
                                                    ----------------------------
       Net cash provided by financing activities    $  1,193,634   $    643,969
                                                    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (1,125)             -
  Purchase of other assets                               (20,981)             -
                                                    ----------------------------
       Net Cash Used in Investing Activities        $    (22,106)  $          -
                                                    ----------------------------

NET INCREASE (DECREASE) IN CASH                     $       (545)  $    (25,955)
                                                    ----------------------------
CASH, BEGINNING OF PERIOD                           $      1,431   $     27,013
                                                    ----------------------------
CASH, END OF PERIOD                                 $        886   $      1,058
                                                    ============================

          See accompanying notes to consolidated financial statements.

Adjustments to previously reported quarterly fiscal 2007 unaudited financial statement during the nine months ended March 31, 2007 in the Cash Flows from Financing Activities Section are provided above.

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

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER MATTERS

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Exhibits

          Exhibit No.            Description
          -----------            --------------------
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


                                           MOLLER INTERNATIONAL, INC.

June 8, 2007                               /s/ Paul S. Moller
------------                               ------------------
   Date                                    Paul S. Moller, Ph.D.
                                           President, CEO, Chairman of the Board