Form 10KSB
period 2007-06-30
MOLLER INTERNATIONAL INC
filed 2007-10-01
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-33173

Moller International, Inc.

California	68-0006075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1222 Research Park Drive, Davis, CA 95618
(530) 756-5086

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2007 are $82,299.

-i-

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $17,115,262 with a total of 18,016,065 shares owned by non-affiliates as of September 18, 2007 and the closing price of such common equity of $0.95 per share on the OTC Bulletin Board on such date.

As of September 28, 2007, the Company had 45,684,334 common shares issued and outstanding

Transitional Small Business Disclosure Format:  Yes ☐   No ☑

-ii-

-iii--

PART I

Item 1. DESCRIPTION OF BUSINESS

OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model, the M400 Skycar(R) is currently under development and testing and is projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar(R)." A related product we are developing is the Aerobot(R) line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we have been able to conduct flight tests on a production prototype since 2002, including approximately 30 unmanned, tethered tests of the vehicle’s vertical takeoff and landing capabilities.

The M200X, a vehicle that was developed in the 1970s and demonstrated in approximately 150 manned flights up until the early 1990s, is now being readied for market.  With an anticipated production volume of 12 to 40 units in 2008, the M200-based products could be the first vehicles that the company brings to market.

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

OUR PRODUCTS

We currently have no products that are ready to go to market, although we anticipate availability of M200-based products within the next 12-to-18 months.  We are in the latter stages of development of a number of other innovative aviation products that we hope to launch in the coming years.  Our founder, Dr. Paul S. Moller, has for more than thirty-five years been engaged in research and development activities aimed at designing and producing an aircraft that combines the speed and efficiency advantages of the fixed-wing airplane with the vertical take-off and landing and hovering capabilities of the helicopter. We believe that such an innovation will deliver to a wide range of conventional aircraft operators a new level of utility and economy for a variety of aerial applications. By-products of our aircraft development activities, in particular the Moller Rotary Engine and the Aerobot remotely-flown air-borne vehicle, should become important products in their own right and could account for an important segment of our overall sales once production commences. As of the date of this filing, however, it remains uncertain when, if ever, we will enter commercial production of any of our products.

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

Moller M400 “Skycar” prototype

Following are our current target design and performance specifications for the M400 4-passenger (including pilot) aircraft:

Passengers	4	Dimensions (LxWxH) 19.5'x 8.5'x 7.5'
Cruise speed @ 20,000’	275 mph	Takeoff and landing area	35-ft dia
Top speed @ 13,200’	375 mph	Noise level at 500 ft (goal)	65 dba
Maximum rate of climb	6,000 fpm	Critical failure components	none
Maximum range	750 mi	Complex moving parts	few
Payload excluding fuel	750 lbs	Piloting difficulty	low
Fuel consumption	20 mpg	Vertical takeoff and landing	yes
Operational ceiling	36,000 ft	Garage parking/roadability	yes
Gross weight	2,400 lbs	Uses non-fossil fuel (ethanol)	yes
Engine power (2 min rating)	1200 hp	Emergency parachutes	yes

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

The following table compares certain of the target performance specifications of the M400 to a current production model helicopter and fixed-wing airplane that we believe might be potential competitors for production model M400 customers:

	Powered-Lift	Helicopter	Airplane
	Moller International M400 Skycar®	McDonnell Douglas MD 520 N	Socata TMB S.A. TBM 700
Performance
High Speed Cruise Maximum Speed Operational Ceiling (ft) Maximum range Rate of Climb Vertical takeoff and landing	330 mph 375 mph 35,000 750 mi 4,900 fpm yes	155 mph 175 mph 16,300 267 mi 2,069 fpm yes	335 mph 345 mph 30,000 1,796 mi 2,380 fpm no

Payload and Capacity
Passengers Gross Weight Maximum Net Payload	4 2,400 lbs 750 lbs	3 to 4 1,591 lbs 1,106 lbs	6 4,685 lbs 805 lbs

Safety
Critical failure components Complex moving components	None Few	Several Many	One Few
Other
Maintenance costs Piloting difficulty Garage parking / roadability	Low Low Yes	Very high Very high No	Moderate High No

Price	$995,000	$1,010,000	$2,697,000

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

We believe that certain specific design features of the Skycar®  will further facilitate its eventual acceptance as an alternative vehicle of mass transportation. These features will include:

•	Computer-augmented flight stabilization system

•
Fly-by-wire control systems (electrical wires take the place of mechanical cables) and on-board computers which can interface with and be controlled by remote ATC system computer and navigation resources

•	High-speed capability, which maximizes the benefits of personalized air travel.

•	Hover or low speed capability, which provides the ability to cue up for entry to or exit from highly controlled air lanes.

•	Ability to climb, descend, accelerate and decelerate rapidly to enter and exit air-lanes quickly

•	Relative insensitivity to gusts and wind shear that makes tightly constrained flight possible

•	VTOL ability to land anywhere which allows emergency exit from air-lanes

•	Small size which reduces required vertiport infrastructure dimensions

Notwithstanding these design features, the utility of the Skycar in mass transportation will be limited by existing laws and regulations. For example, Federal Aviation Regulations (“FARs”) prohibit operation of civil aircraft within certain airspace, and require minimum altitudes above, and horizontal separation from, obstacles on the ground and in other airspace. In addition, much of the airspace in and around major metropolitan areas requires that pilots operating in such areas hold special qualifications. And although we intend that the Skycar have the capability to travel from “garage to garage,” in urban and suburban areas existing laws and regulations will preclude most such “off-airport” operations.

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

Environmental Noise Issues

The theoretically achievable noise level of the M400 Skycar with conventional muffling and noise abatement technologies would allow it to fly with somewhat lower noise levels than present fixed-wing aircraft.  It should be considerably quieter than a helicopter because of the enclosed fans instead of the open rotor blades. Use of urban area vertiports is unlikely due to city noise abatement laws unless the Skycar were to employ some degree of mutual noise cancellation.  Tests to date by other researchers suggest that a 15-decibel drop in noise is achievable with mutual noise cancellation.  If so, it would be possible for the Skycar to operate from most locations except the user’s home, where a 30-decibel drop in noise may be required by noise abatement laws.  To achieve this reduction in noise level as needed for such a flight originating from a residence, three-dimensional mutual noise cancellation would be required.  There is no assurance that such a reduced level of noise can be achieved for the noise spectrum generated by the Skycar.

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

The third phase of the Skycar test program involves flight speeds sufficiently high so that direct lift from the ducts is replaced by aerodynamic lift generated on the wing surfaces, referred to as “transition” testing.  This segment of the flight where the aircraft transitions from one mode of flight to the other is considered the most technically challenging, and historically is the most dangerous. Wind-tunnel tests indicate that the Skycar is capable of completing this transition, however a number of factors are present in free flight that cannot be accounted for in a wind tunnel.  Therefore there is no assurance that these tests will be successful without incidents that risk both the aircraft and the pilot.  Achieving even one successful transitioning flight would establish the overall viability of the Skycar approach to this historically difficult aspect of VTOL aircraft design.

While the Skycar is marketable during the entire period, a successful demonstration of transition to forward flight may provide the catalyst for credibility of the design and promote capital investments that would allow us to enter into an initial low rate of production. We continue to actively market the vehicle to military and selected non-military clients. Military sales projections are based on the level of interest expressed by military representatives visiting our facilities over the years.  While such interest does not constitute a legally binding commitment, we believe it provides us with some indication of future sales potential.  Other near-term potential sales could be to individuals who have contacted us and requested to purchase a Skycar and have subsequently been issued a delivery position.  Approximately 100 delivery positions have been assigned.  (A delivery position is a right to purchase, but not an obligation to purchase.) Sales, if any, prior to the end of 2005 would likely be limited to sophisticated clients who have evaluated the technical data and arrived at a conclusion about the potential of the aircraft without the added “proof” of a transitioning flight.

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
Low noise

We believe that Moller’s rotary engine, called the Rotapower engine, will be advantageous for ducted fan VTOL applications such as those required by the Skycar® and Aerobot® product lines.  The engine’s round shape and small size will allow it to be hidden in the center of the duct behind the fan hub.  Furthermore, the engine’s power-to-weight ratio should enhance performance in VTOL applications, where all of the required lift must be provided by the engine/fan unit without benefit of a wing surface as in a rolling take-off or landing.

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

	MOLLER ROTARY(1)	STANDARD PISTON(2)
POWER	160 hp	180 hp
WEIGHT	85 lbs	260 lbs
VOLUME	1.0 ft3	8.6 ft3
FRONTAL AREA	0.8 ft2	3 ft2

Horsepower per Pound	Horsepower per Cubic Foot	Horsepower per Square Foot
Of Engine Weight	of Engine Volume	of Engine Frontal Area

200

160
2.0

0.7
40
15

Moller Standard	Moller Standard	Moller Standard
Rotary(1) Piston(2)	Rotary(1) Piston(2)	Rotary(1) Piston(2)
Moller Advantage: 3:1	Moller Advantage: 11:1	Moller Advantage: 5:1

(1) Two rotor, 530cc/rotor
(2) Avco Lycoming 0-360-A

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

Because of the military’s interest in lightweight engine running on diesel or jet fuel the company has previously received government support to achieve its present level of success.  Presently the company is testing its engine for long-term durability that means establishing a time between overhauls of at least 1000 hours.  It has successfully completed an FAA-type engine durability test of running the engine on gasoline for 150 hours at maximum power.  If a 1000-hour-plus test can be achieved with diesel fuel the potential for military and civilian sales of an aircraft Rotapower engine is likely to increase.  There is no assurance at this time that this endurance test will be successful.  The company intends to license the production of the engines to a firm with the resources it believes will be adequate for the task.  As part of these negotiations, the company hopes to retain a favorable position for the procurement of these engines for its own incorporation into potential products as well as continued testing and development.

Liability Insurance

Frank Crystal & Co. has provided us with a comprehensive insurance plan dated July 20, 2000. This plan outlines a Product Liability Proposal for an estimated initial product exposure of $6,250,000 in annual engine sales. (We estimated our annual sales for the purpose of obtaining the insurance quote and planning our operating costs – we have no particular basis for projecting such volume of sales as of any specific date in the future.) The cost identified in this proposal was an initial deposit of $25,000 per annum with an audit adjustable rate of $4.00 per $1,000 of sales below $6,250,000 and $3.00 per $1,000 of sales above $6,250,000. We did not accept the insurance proposal, but believe the premiums quoted (adjusted for inflation) to be representative of our costs to insure ourselves against product liability issued in the near-term. There is no guarantee that these rates will remain effective or apply to the Rotapower engine when actually needed. Higher costs could adversely impact our ability to produce and market an economically competitive engine.

Regulation of Aerobots and Engines

The Aerobot’s use is controlled by the FAA if it is untethered, except for military use.  No federal, state or local approval is required at this time regarding the design or construction of either the engine or the Aerobot.  However there is no assurance that such regulations will not come into existence in the future.

PATENTS

The current status of Moller International’s U.S. and Foreign Patents and Trademarks is listed below:

Name	Patent/Application Number	Country
Diesel/Otto Cycle Multi-Fuel	60/874,398	US
Diesel/Otto Cycle Multi-Fuel	60/918,130	US
Improved Vertical Takeoff & Landing	6808140	US
Improved Vertical Takeoff & Landing	2004/254553	Australia
Improved Vertical Takeoff & Landing	2006/532279	Japan
Improved Vertical Takeoff & Landing	2514777	Canada
Improved Vertical Takeoff & Landing	303730	International
Improved Vertical Takeoff & Landing	2004/002796	International
Resonator Type Mufflers	18,324,82	Japan
Robotic or Remotely	279391	Europe
Robotic or Remotely	4795111	US
Rotary Engine Having	3385273	Japan
Rotary Engine Having	6325603	US
Rotary Engine Having	6164942	US
Rotary Engine Having	999630924	Europe
Rotary Engine Having	9827045	International
Rotary Engine Having	99/29821	International
Stabilizing Control	1144249	Europe
Stabilizing Control	6,450,445	US
Stabilizing Control	99/30392	International
Trademark Aerobot	326,708	Canada
Trademark Aerobot	1,367,510	US
Trademark Rotapower	2,101,936	US
Trademark Skycar	1,739,687	US
Trademark Skycar	1,964,355	US
Trademark Skycar	2000/14455	South Africa
Trademark Skycar	2000/14454	South Africa
Trademark Skycar	76,066,387	US
Vertical Takeoff & Landing	D498201	US
Vertical Takeoff & Landing	3709001.6	Europe
Vertical Takeoff & Landing	266,288	France
Vertical Takeoff & Landing	000243464-0001/0004	Europe
VTOL Aircraft	5115996	US
VTOL Aircraft	512345	Europe
VTOL Aircraft	91/00247	International

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

Skycar

Prior to full FAA certification (See “Regulation – Airworthiness Certificate Requirements” below), we hope to be able to sell our products to certain operators who are exempt from the civil aviation certification requirements.  These may include:

•	military and para-military (rescue, drug enforcement, and border patrol)
•	wealthy individuals, for use within their own property in the U.S., Australia, Canada, etc.
•	foreign countries where FAA certification is not mandatory

No such customers have made any binding commitments with regard to our products.

Market Segments

Although there is no assurance we will be successful, we will attempt to develop markets for the Skycar® within the following aircraft operator segments:

General Aviation	Military
Private Individuals	Surveillance
Corporations	Air utility vehicle
Charter and Rental Services	Rescue
Aviation Schools	Medical Evacuation
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

Competition

Today, there is no company that we are aware of offering a vehicle that is substantially similar to the Skycar®.  Companies periodically emerge with preliminary designs, but to date none has succeeded in demonstrating a working model, owing presumably to the high cost of developing the required technologies.  Moller has test-flown an experimental vehicle and is completing the construction of a production prototype.  Moreover, we have applied for and obtained patents on many key aspects of the Skycar, which we expect will stave off direct competition to some extent, although there can be no assurance of our ability to successfully defend our patents against infringement.  The nearest competition, insofar as we are aware, appears to be the six to nine passenger tilt-rotor BA 609 (Bell-Augusta) which is in development.  Its announced price of $10 million, however, will likely constrain it to a different market than the target market for the Skycar®.

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
AEROBOTS®

Many of the potential markets for air-borne remotely flown vehicles (Aerobot®) are currently addressed by manned helicopters and airplanes, both of which in our opinion represent significantly less economical solutions.  In addition, the unmanned Aerobot® can operate in areas that are prohibitively dangerous for manned aircraft.  Furthermore, the Aerobot®’s ducted fan design is well suited for operation in confined quarters where the exposed propeller or rotor blades of alternative solutions (both manned and unmanned) pose significant risks to people nearby and to the aircraft itself.

Market Segments

We believe the Aerobot® is suitable for a variety of commercial and military applications:

Commercial	Military

Bridge and utility line inspection	Battle damage assessment
Building heat loss detection	Electronic counter measures
Smoke stack air quality testing	Target acquisition
Electronic news gathering	Surveillance
Sports event reporting	Communications relay
Hazardous waste detection	Decoy operations
Natural disaster damage assessment
Law enforcement
Fire surveillance

Competition

There are a number of unmanned aerial vehicles (“UAVs”) in production today worldwide; however none of these, so far as we are aware, possesses characteristics substantially similar to the Aerobot. The most similar is the CYPHER, developed by United Technologies. The CYPHER is not capable of transitioning to significant aerodynamic flight, is much larger than the Aerobot and is considerably more expensive than the Aerobot.  The Cipher’s design is very similar to a helicopter and the price is expected to be roughly equivalent to a small helicopter at $500,000 or more per vehicle.

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

For a civil aircraft to receive an airworthiness certificate, the FAA must determine that the aircraft conforms in detail to an FAA-approved type design and is in safe operating condition. Similar requirements exist for engines, propellers, and certain materials, parts and equipment installed on certificated aircraft.  The first step in the certification of a new design is to establish which body of standards will apply. Because the original aircraft classifications of “airplane,” “airship,” “rotorcraft,” etc. would not accommodate the radical design of the Moller 400 Skycar® (and a couple of other VTOL designs in development by other companies), the FAA in the early 1990s established a new category and class of aircraft:  “Powered-lift  -- Normal Category,” and set about developing an airworthiness criteria manual that would serve as the basis for certification.  As of this filing, the manual has not been finalized, but we expect that the draft will suffice for us to proceed with initial testing toward certification. In fact, the FAA has indicated to us that because of the uniqueness of the Skycar®, they expect to develop the final airworthiness criteria as we progress through the test program.

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

On May 19, 1999, Mr. Allison provided an informational briefing at Edwards Air Force Base on the Skycar. In attendance were a consortium of (1) test pilots from the Air Force stationed at Edwards AFB, (2) scientists and engineers from NASA Dryden, and (3) flight instructors and aircraft inspectors from the National Test Pilots School. As a consequence of this meeting, Moller received a proposal from this consortium that outlined a combined certification and airworthiness program for the Skycar, whereby the flight certification documentation would be written in parallel with the flight-testing. This procedure would accelerate the process of identifying certification criteria and reduce the time necessary to achieve production-oriented procedures and processes. The consortium estimates that the proposal would require Moller to budget $1.2 million for the program with a time frame of approximately three years to define the requirements for FAA certification. The FAA has not approved or disapproved the proposal, nor is it the agency’s function to do so. The objective of this activity is to provide suggested appropriate additions to what we feel is the currently immature language of the FAA’s regulations regarding the issuance of Airworthiness Criteria for Powered Lift Normal Category aircraft.

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

Pre-production Test Flight Program

Tethered flight tests have been conducted with the M200X aircraft using the same number of rotary engines (eight) and a forerunner of the type of electronic control and stabilization system as is employed on the M400 Skycar®. We have conducted extensive ground tests of all of the M400’s systems and have now completed the initial tethered flight tests and hover demonstration.

We began test flying the pre-production model of the M400 in late 2002. The aircraft was flown tethered so we could test and de-bug the stabilization and control electronics. These flight tests first explored systems functions in the safest portions of the flight envelope then expanded the envelope. We expect the entire test program, involving many hours of powered tests on the ground and in tethered flight, and several hundred hours of free flight tests, to extend until we achieve FAA “Experimental” certification, hopefully within the next 12 months. However, this forecast is based upon the assumptions that (a) the Company will succeed in raising sufficient capital to cover the costs of flight testing, (b) a number of remaining engineering problems will be resolved through further development, and (c) that the FAA will establish certification criteria for the Skycar that are within our technical capabilities. All of these assumptions remain highly uncertain as of the date of filing of this registration statement.

Pilot Requirements

Initially, a private pilot’s license will be required to pilot the Skycar®, primarily to ensure adequate flight management and navigational skills.  To obtain a license, the prospective pilot must pass a flight test administered by a licensed flight instructor in order to demonstrate familiarity with its simplified controls.  The Skycar® is not piloted like a traditional fixed-wing airplane and has only two hand control sticks that the pilot uses to inform the redundant computer control systems of his or her desired flight maneuvers.  The Company plans to have its own pilot training program until the Skycar® is FAA certified.  Once the Skycar® is certified, it is expected that all training programs will be provided by private and/or military aircraft flight training schools.  The FAA has begun awarding “Powered Lift” pilot’s licenses.

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

M400 Skycar®

Although sales of the Skycar® into most civilian markets will require that we be able to deliver an FAA certificated aircraft, the regulations permit certain types of operations by certain defined operators to be conducted without the standard airworthiness certification requirement.  These markets include:

Government  -- domestic and foreign agencies including:

Police departments
Border Patrol
Forest Service
Drug Enforcement agencies
Medical services

Initially, we anticipate that most sales to this segment will consist of Skycars® for test and evaluation. The craft’s capabilities should make drug enforcement agencies and Border Patrol viable candidates for early purchases. However, we have not received any commitments from those agencies to make any such purchases.

Military  -- Initial sales to domestic and foreign military organizations will likely be for test and evaluation purposes.  We anticipate that military organizations will utilize the Skycar® in critical applications for which competing aircraft are ill suited.  For example, the Skycar® is expected to have superior speed, range and VTOL capability for the rescue of crews of downed aircraft with minimal risks.  In addition, military subcontractors may wish to use the Skycar® as a platform for autonomous aircraft programs, one of the fastest growing areas of military spending. Autonomous aircraft applications currently utilize un-manned aircraft piloted by infrequent remote control commands or under the control of a monitoring computer. Such aircraft are currently in use by the military as remote data gathering platforms that feed information via radio or other communication links back to a flight control center. Moller expects that military organizations will wish to use Skycars® in a broader range of applications if volume production reduces manufacturing costs and overall pricing.  Eventually, we believe the Skycar® has the potential to become the aerial counterpart of the “HMMWV,” the military’s current ground utility vehicle.

Corporations— Moller intends to sell the M400 Skycar® to corporations for use in the airspace above their property and we plan to specifically target companies in industries such as timber and oil that have survey and exploration needs.  The Company also expects that it will be able to address a broader range of commercial applications in some foreign markets due to fewer legal restrictions than in the United States.

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

MANUFACTURING

Skycars®

We believe that the long-term success of any aircraft manufacturer is dependent on the quality of the vehicle produced.  The quality of both the design and manufacturing processes is important.  Moller expects to purchase or contract out the major Skycar® components that require capital intensive equipment, subject to Moller’s rigid specifications and stringent quality assurances and testing requirements.  We expect that some components and parts will be finish-machined in Moller' s facilities when they have proprietary technological content, require special finishing, or are small custom parts with little tooling required.  Moller plans to perform quality control, assembly and final test work at its own facilities.  During 2002 and 2003, any manufacturing work will necessarily be executed using low volume techniques.  Special tooling and manufacturing processes are expected to be developed for higher volume production in the future.

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

While no specific firm has been identified at this point, we expect to work with one or two key strategic partners to provide electronics and avionics systems for the Skycar®.

The quality control department will be an autonomous organization carefully integrated into every aspect of the production operation.  Every employee will play a part in assuring the highest possible level of quality and performance.

Aerobots®

Both electric-powered and fuel-powered Aerobots can be produced in the present Moller facility in volumes of up to four per week, which is sufficient for currently projected production.  The electric-powered Aerobots consists of off-the-shelf components and high performance motors, electronic control boards, and a composite frame manufactured by Moller.  Both individual components and final assembly are inspected to assure product quality.  The fuel-powered Aerobots utilizes the Moller rotary engine (single-rotor) and thus requires more extensive facilities.  The frame of the fuel-powered Aerobots is of welded construction; the fuel tank, duct and cowling are composites.  Some component and subassembly tests will supplement the basic assembly quality control.  Costs of manufacture are expected to decrease for both Aerobots as production volumes increase. However, no specific amount or rate of decrease can be projected at this time.

In most cases, customers require a complete operating system, not just a vehicle.  Moller plans to supply the radio control system and, in some cases, install the interface for the payload sensor system.

Engine

We expect that our Freedom Motors affiliate will supply most of the primary engine components necessary to generate a FAA certified Rotapower® engine.  For that reason various elements are already incorporated into the basic engine design to satisfy future requirement for FAA certification.  For example, dual spark plugs and an appropriate thrust load carrying bearing are already part of the basic design.  Moller will inspect, assemble, and test completed engines prior to their sale or incorporation in Skycars® and Aerobots®.

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

We anticipate that that if we successfully demonstrate translational flight capability in early 2008, the credibility of the company’s technology will be greatly improved.  We believe that such credibility, if realized, should provide a business basis for an initial public offering of the Company’s common stock to raise the approximately $90 to $100 million required to support a modest Skycar production rate of 2 vehicles per day by the end of year 2010. Depending upon the advice of financial consultants we expect to engage, it may be necessary to seek the required capital in two or more stages and from both public and private sources. However, there can be no assurance that we will be able to raise the required capital for such limited production.

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

Impacts related to Sarbanes-Oxley Act of 2002

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

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

Houlihan v. Moller International, Inc., et al.

Moller International, Inc. was sued in January 2004. The lawsuit alleged that the defendants violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of common stock.  The plaintiff alleged damages of $490,000 plus interest. The case was settled November 2006 and expensed during the quarter ended December 31, 2006.

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

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street.  MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.  MI and other parties have submitted comments, and the RWQCB has indicated that it will issue a final CAO within the next several months.  In conjunction with finalizing the CAO, it is expected that a schedule will be established by the parties subject to the CAO, and approved by the RWQCB, for preparation, submission and implementation of a workplan for investigating and characterizing soil and groundwater contamination at this property.

MI filed a Joint Case Management Conference Statement with the court for the Case Management Conference (CMC) held on September 10, 2007.  At the CMC, counsel updated the court on the status f the Water Board actions at 203 J Street and 920 Third Street.  Counsel also jointly suggested to the court (as was done at the CMC on January 25, 2007) that it would make the best use of the parties’ resources and the court’s resources to continue to focus on the site investigations rather than on formal discovery, motions or other activities that involve significant litigation transaction costs without increasing understanding of site conditions or moving the matter significantly forward to resolution.  The court agreed with this approach, and set another CMC for June 23, 2008.  In the meantime, the court expects that the parties will proceed with the site investigations at 920 Third Street and 203 J Street.

At June 30, 2006, MI estimated it’s probable loss at this time to be in the range of $200,000 to $1,000,000.  MI has accrued its minimal estimated cleanup obligation of $200,000.  There was no change during the year ended June 30, 2007 to cause us to revise our estimates.  It is reasonably possible that these estimates may be revised in the near term as the site investigation and other research and analysis proceeds.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2006 Annual Shareholders meeting held on 21 October 2006, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present:  Paul S. Moller, Faulkner White, Umesh Khimji, Jim Toreson, and Mike Shanley.

PARTII

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.29 to a high of $1.25 per share during this reporting period with a trading volume of 30,557 shares per trading day (as of 19 September 2007).

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37

Shareholders of Record
As of September 18, 2007 there are 625 shareholders of record for common shares of Moller International.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Year Ended June 30, 2007

Moller International continues its research and development activities on the Skycar project with the objective of improving flight duration and range of the aircraft. These efforts are an extension of successful flights throughout the previous years and extensive ongoing engine tests, which we believe, will result in incremental improvements to the existing prototype, future prototypes and/or production aircraft, should we continue to operate. In addition, the Company continued its efforts to help Freedom Motors promote the Rotapower engine and assisted in discussions that resulted in Freedom Motor receiving two contracts for engine sales and development. Staffing levels decreased slightly as the company continues to reduce labor costs in an effort to conserve available operating funds.  Management was successful in keeping Administrative salaries and wages significantly below the prior year’s level.  Seeking additional funding remains a top priority for the company. The Company is in the initial stages of low-volume production for variations of its M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move more rapidly into the production of these vehicles.

Fiscal 2007 compared to 2006

Results of operations for the 2007 fiscal year varied significantly from 2006. We incurred net losses of $2,676,261 and $6,902,166 in fiscal 2007 and 2006 respectively.

Consolidated loss per share was $.06 and $.15 for the 2007 and 2006 fiscal years, respectively. We generated no significant amount of revenue in either fiscal year. We are currently using cash to fund operations at an approximate rate of $117,000 per month, net of engineering revenue received, with the significant non-cash charges being depreciation and amortization of approximately $30,000 per year, the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees of $178,106 in fiscal 2007.

Cash salaries and wages, including benefits, remained relatively constant, representing 28% and 11% of total expenses for the 2007 and 2006 fiscal years, respectively.  With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $ 141,458 of accumulated short-term deferred payroll excluding accrued interest as of June 30, 2007.  Interest expense decreased by $85,321 over the prior year primarily as a result of the accrual of interest on our loans from Milk Farm Associates and from Dr. Moller.  Milk Farm is a related entity because Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest.  The loan from Milk Farm is unsecured. It is due on demand and accrues interest at 7%.  At the fiscal year-end 2006, the outstanding principal amount was $1,783,472.  Loans from Dr. Moller are also unsecured and carry a 10% annual interest rate.  At June 30, 2007, the outstanding principal amount was $2,574,804.

As of June 30, 2007, Dr. Moller had a balance of $375,000 in deferred wages along with accrued interest.

Revenues increased by $8,475 in 2007.  Contract revenues from our affiliated entity, Freedom Motors increased $61,126.  Miscellaneous revenues decreased by $52,651 due to reduced speaking engagements and, display and rental fees. These increases are not indicative of any meaningful revenue trends.

Going Concern

MI has a net loss of $2,676,261 for fiscal 2007 and has an equity deficit of $9,252,494 MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of June 30, 2007, a total of $2,574,804 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $342,200.  The total deferred rent owing to Dr. Moller at June 30, 2007 is $1,529,109.

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

Revenue generated from our former subsidiary, Freedom Motors, under the Technology agreement is only recognized to the extent amounts are collected.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We adopted SFAS No. 123R on January 1, 2006 the impact of the adoption of this new accounting pronouncement is included in the footnotes to the financial statements.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheet of Moller International, Inc. as of June 30,2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moller International, Inc. as of June 30, 2007, and the results of operations and cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
September 27, 2007

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$5,715
Accounts receivable, employees	42,513
Total current assets	$48,228

PROPERTY AND EQUIPMENT, net of accumulated depreciation	$11,863

OTHER ASSETS
Patent costs	$72,529
Advance to Freedom Motors	23,957
Workers' compensation deposit	1,059
Total other assets	$97,545

$157,636
LIABILITIES AND DEFICIT IN STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$349,192
Accrued liabilities	408,716
Accrued liabilities-related parties	288,626
Accrued liabilities-majority shareholder	2,108,357
Notes payable-other	532,968
Note payable - majority shareholder	2,574,804
Notes payable - minority shareholders	318,730
Notes payable - related parties	1,783,472
Deferred wages - employees	173,080
Customer deposits	409,767
Total current liabilities	$8,947,712
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	$462,418
Total long term liabilities	$462,418
Total liabilities	$9,410,130
STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value, issued
and outstanding, 45,725,979 shares at June 30, 2007	$31,233,662
Accumulated deficit	(40,486,156)
Total stockholders' deficit	$(9,252,494)
$157,636
See summary of significant accounting policies and notes to financial statements

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,:
	2007	2006
INCOME
Revenues	$73,726	$12,600
Miscellaneous	8,573	61,224
Total income	$82,299	$73,824

EXPENSES
Administrative salaries and wages	$691,136	$3,877,003
Building expenses	50,537	45,541
Depreciation expense	1,545	11,878
Direct project expenses	251,540	274,866
Employee benefits and payroll taxes	139,949	125,843
Legal, accounting, and professional fees	186,452	319,279
Office supplies and expense	152,318	30,354
Other expenses	53,878	(26,259)
Patent expense	8,815	-
Settlement expenses	225,714	-
Bad Debt Expense	-	1,241,692
Rent expense to majority shareholder	532,743	526,539
Total expenses	$2,294,627	$6,426,736
Loss from operations	$(2,212,328)	$(6,352,912)

OTHER EXPENSE
Interest	$463,933	$549,254
Total other expense	463,933	549,254
NET LOSS	$(2,676,261)	$(6,902,166)

Loss per common share, basic and diluted	$(0.06)	$(0.15)

Basic and Diluted Weighted average common shares outstanding	$45,634,698	$45,204,585

See summary of significant accounting policies and notes to financial statements
MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Common Stock		Accumulated	Related Party
	Shares	Amount	Deficit	Receivable	Total
Balances at June 30, 2005	44,650,281	$25,422,447	$(30,907,729)	$(1,256,048)	$(6,741,330)

Shares issued for services	291,251	269,542			269,542
Shares issued for deferred compensation	315,532	320,842			320,842
Shares issued for settlement of debt	269,757	285,942			285,942
Decrease in receivable from related party				14,356	14,356
Fair value of employee stock options		205,928			205,928
Fair value of executive stock options		3,034,172			3,034,172
Write off balance due from affiliate				1,241,692	1,241,692
Net loss For the Year			(6,902,166)		(6,902,166)
Balances at June 30, 2006	45,526,821	$29,538,873	$(37,809,895)	$-	$(8,271,022)

Shares issued for services	197,344	85,070			85,070
Fair value of employee stock options		178,106			178,106
Fair value of executive stock options		4,601			4,601
Debt forgiveness		1,449,248			1,449,248
Canceled shares	(3,186)	-			-
Exercise of stock options	5,000	2,050			2,050
Repurchase of shares		(24,286)			(24,286)
Net Loss For the Year			(2,676,261)		(2,676,261)
Balance at June 30, 2007	45,725,979	$31,233,662	$(40,486,156)	$-	$(9,252,494)

See summary of significant accounting policies and notes to financial statements

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING JUNE 30, 2007 AND 2006
	2007	2006
Cash Flows From Operating Activities
Net loss	$(2,676,261)	$(6,902,166)
Adjustments to Reconcile Net Loss
to Net Cash Used:
Depreciation expense	1,545	11,878
Stock based compensation	267,777	3,509,642
Bad debt expense	-	1,241,692
Change in assets and liabilities:
Accounts receivable	37,432	22,885
Accounts payable	79,017	112,660
Accrued liabilities	665,791	728,027
Customer deposits	(32,500)	(5,374)
Other assets	(25,016)
Deferred wages and accrued
interest-majority shareholder	$270,679	432,126
Due from affiliate		14,356
Net Cash Used in Operating Activities	$(1,411,536)	$(834,274)

Cash Used in Investing Activities
Purchase of equipment	(2,222)	-
Purchase of other assets	(20,981)	(51,548)
Net Cash Used in investing Activities	$(23,203)	$(51,548)

Cash Flows Provided from Financing Activities
Exercise of stock options	2,050	-
Borrowing from related party debt	1,809,007	1,228,139
Payments related party note payable	(135,033)	-
Payment on accrued settlement	(225,000)	-
Principal payments on long term debt	(12,000)	(367,899)

Net Cash Provided from Financing Activities	$1,439,024	$860,240

Net Increase (Decrease) In Cash	$4,284	$(25,582)
Cash Balance at Beginning of Period	$5,715	$1,431
Cash Balance at End of Period	$1,431	$27,013

Schedule of Non-cash Operating and Financing Activities:
Shares issued for accrued liabilities	$-	$320,842
Shares issued for notes payable- majority shareholder	$-	$285,942
Debt forgiveness contributed capital	$1,449,248	$-
Market value of shares to be repurchased under settlement	$24,286	$-
Cash Paid During the Period for:
Interest	$58,137	$123,870
Income tax	$-	$-
See summary of significant accounting policies and notes to financial statements

MOLLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Moller International Inc., (MI) consolidates the accounts of its wholly owned, inactive subsidiaries, Aerobotics Inc. (AI)and Moller Corporation (MC). All intercompany transactions and balances have been eliminated.

Dr. Paul S. Moller the majority shareholder of MI.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred.  At June 30, 2007, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 13,227,589 shares.

Property and Equipment

Property and Equipment is recorded at cost and is depreciated over its estimated service life on a straight-line basis.  Estimated service lives range from five to fifteen years.

June 30, 2007
Production and R&D Equipment	$393,158
Computer equipment and software	420,099
Furniture and fixtures	75,650
888,907
Less accumulated depreciation	(877,044)

$11,863

Revenue Recognition

MI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured

In the case of MI’s recognition of revenue from engineering services provided to Freedom Motors, an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI, the arrangement is the Technology Development and License Agreement entered into between Freedom Motors and Moller International in 1998 (previously filed as Exhibit 10 to the Company's Form 10-SB, filed on EDGAR September 21, 2001).  Under this agreement, Moller International committed to providing engineering services, as deemed reasonable, to perform scientific and engineering technical support for the rotary engine. The support is generally in the form of labor using the expertise of MI’s employees, and temporary use of a portion of MI’s facilities or equipment.

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

Miscellaneous revenue derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale.  Additional contract revenues are generated from the leasing of a full-scale Skycar model for various exhibitions.  Revenue from the leasing of the Skycar model is recognized over the term of the contract period.  Miscellaneous  and leasing revenues are considered to be insignificant and not critical to the goal of achieving profitable operations.

The company performs contract services for its former subsidiary, Freedom Motors (FM).  In accordance with the Technology Development and License Agreement between MI and FM dated October 28, 1999, MI provides FM the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production.  MI also handles FM's bookkeeping and other administrative functions.    From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM’s ability to pay amounts owed, MI does not recognize any revenue related to these transactions with until it receives payment from FM. Accumulated billings to FM for the period from April 1, 2001 to June 30, 2006 totaled $5,973,869.  For the year ended June 30, 2007, contract services billed to FM totaled $1,348,330, resulting in accumulated billings of $6,458,044.  The amounts of these billings have been fully reserved.

For the year ended June 30, 2007, FM remitted a total of $73,726 in payments to MI, which has been recognized as contract revenues in the statement of operations for the year ended June 30, 2007.  In addition, in prior years, FM had remitted a total of $943,917 in payments to MI.  Those amounts had been previously classified as a reduction in the A/R from affiliate receivable between the two companies.

Research and Development Costs

All research and development costs are expensed as incurred.

NOTE B – GOING CONCERN

MI has a net loss of $2,676,261 for fiscal 2007 and has an accumulated deficit.  MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of June 30, 2007, a total of $2,574,804 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $342,200.  The total deferred rent owing to Dr. Moller at June 30, 2007 is $1,529,109.

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

NOTE C - Stock-Based Compensation

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified – prospective transition method.  During the year ended June 30, 2007, MI issued 189,577 options to employees with contract terms ranging from one to two years and exercise prices ranging from $0.35 to $1.00 and 20,000 options to board members.  Compensation expense of $45,511 was recognized during the year ended June 30, 2007 as these options immediately vested during 2007.  There was no unamortized amount at June 30, 2007.

The compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black Scholes method, based on assumptions including (1) risk-free interest rates ranging from 4.80% to 4.97%, (2) an estimated expected term approximately one year based on the “plain vanilla” method allowed under SAB 107 and SFAS 123R, (3) no dividend rate and (4) computed volatility rates ranging from 155.98% to 158.77% on the underlying stock.

During June 30, 2006, MI granted 3,988,914 options to employees and the majority shareholder with contract terms ranging from three months to ten years and exercise prices ranging from $0.86 to $1.03.  Of these options, 3,194,762 were granted to the majority sharholder.  Compensation expense of $3,240,101 was recognized during 2006 related to these options.  The unamortized amount of compensation expense at June 30, 2006 was $$411,589.
During June 30, 2007, amortization of these stock options totaled $137,196.

During the year ended June 30, 2007, MI issued 197,344 shares for services to outside consultants and estimated the value of these shares at the market value on the date of issuance of $85,070.

NOTE D – CUSTOMER DEPOSITS

Customer deposits are payments made to MI, generally at $10,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public.  Deposits are refundable at any time upon request.

NOTE E – DEFERRED WAGES

The annual salary of the president $250,000 is being deferred until MI has reached a consistent level of profitability.

The president is aware and has expressly agreed to defer any accrued wages until such time that the company becomes profitable.  The President expects profitability of MI to be greater than a one-year time frame.  At of June 30, 2007, as a result of these expectations, has classified the accrued wages of $375,000 along with the accrued interest of $87,418 as non-current.

At of June 30, 2007, members of management and other employees have deferred $141,459 of wages along with accrued interest of $31,622.

NOTE F – NOTES PAYABLE

MAJORITY SHAREHOLDER

At June 30, 2007, notes payable to the majority shareholder, Dr. Paul S. Moller, are unsecured, and due on demand. There are two separate notes, one for $2,294,004 which bears interest at $10% per annum, and another note for $280,800 that is non-interest bearing.  During fiscal 2007, Moller loaned MI an additional $551,491, representing an increase in the interest bearing loan balance. Accrued interest on this loan aggregated $589,248 at June 30, 2007.

MINORITY SHAREHOLDER

Notes payable to minority shareholders, at June 30, 2007 consisted of short-term borrowings, all due on demand with an interest rate of 10% per annum.  The aggregate balance outstanding at June 30, 2006, was $318,730.

RELATED PARTY

During the year ended June 30, 2007, MI repaid $50,093 in loans and borrowed an additional $1,186,500 had a $1,783,472 balance owed to Milk Farm and a related entity.  The note is unsecured and bears a 7% interest rate.  Accrued interest on this loan totaled $288,626 at June 30, 2007.

OTHER NOTES - Pelican Ventures

In 2001, Pelican Ventures LLC loaned $500,000 to MI for the development of a diesel-powered rotary engine.  The loan carries interest at 9%, is secured by substantially all assets, and was originally due in 2002.

Pelican canceled the agreement in June 2002 and the dispute has not been resolved.  MI ceased accruing interest in August 2002.

NOTE G – COMMON STOCK TRANSACTIONS

During the year ended June 30, 2007, MI issued 197,344 shares of common stock to certain individuals in recognition of various services provided MI recorded compensation expense of $85,070 based on a fair market value per share of $0.32 to $0.56, determined by taking the closing price for the stock at the dates the services were provided.

NOTE H – LEASE COMMITMENT

MI’s operations are housed in one 34,500 square foot building, which is leased from Dr. Moller.  The term of the current lease is for ten years ending June 30, 2013, at $41,400 per month with a provision for an adjustment in the monthly rent in 2008.  MI remains liable for all property taxes and insurance on the leased property.  The minimum rental commitment remaining on the leased property is $496,800 per year.

Rent expense charged to operations under this lease, including property taxes, aggregated $532,743 and $526,539 for fiscal 2007 and 2006, respectively.

NOTE I – STOCK OPTION PLANS

On January 21, 2004, MI adopted its 2004 Stock, Option and Restricted Stock Benefit Plan.  The total shares available for grant under the plan aggregate 7,500,000.

Previously, MI had its 1991 Stock Option Plan that allowed for the granting of Non-qualified Stock Options to employees and consultants and Incentive Stock Options to employees.  The total shares available for grant under that plan were 7,500,000.

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

Option activity for the years ended June 30, 2007 and 2006 is as follows:

				Weighted
		Range of		Average
	Total	Option	Total	Exercise
	Granted	Prices	vested	Price
Balance at June 30, 2005	9,085,293			$1.57
			9,060,293	$1.57
Granted	3,988,919	$0.86 to $1.03		$0.85
Exercised	-
Balance at June 30, 2006	13,074,212
			13,074,212

Granted	189,577	$0.38 to $1.00		$0.48
Exercised	(5,000)
Forfeited	(31,200)
Balance at June 30, 2007	13,227,589
Vested at June 30, 2007			13,227,589

Additional option information for the year ended June 30, 2007, is as follows:
			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Life in		Average
Price Range	Outstanding	Price	Years	Exercisable	Price
$.81 to $1.35	6,141,880	$1.15	3.17	6,116,880	$1.15
$1.72 to $2.67	2,459,644	$2.16	0.75	2,459,644	$2.15
$3.24 to $5.50	483,769	$3.94	9.17	483,769	$3.94
$.86 to $1.03	3,967,719	$0.86	7.53	3,967,719
$.38 to $1.00	184,577	$0.48		184,577	$0.48
	13,227,589	$1.57		13,227,589	$1.57

NOTE J – INCOME TAXES

At June 30, 2007, MI had $13,536,602 in net operating loss (NOL) carryforwards to offset future federal taxable income, resulting in a deferred tax asset of $4,737,811.  In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $4,737,811 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability.

NOTE K – LEGAL PROCEEDINGS

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

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street.  MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.  MI and other parties have submitted comments, and the RWQCB has indicated that it will issue a final CAO within the next several months.  In conjunction with finalizing the CAO, it is expected that a schedule will be established by the parties subject to the CAO, and approved by the RWQCB, for preparation, submission and implementation of a workplan for investigating and characterizing soil and groundwater contamination at this property.

MI filed a Joint Case Management Conference Statement with the court for the Case Management Conference (CMC) held on September 10, 2007.  At the CMC, counsel updated the court on the status f the Water Board actions at 203 J Street and 920 Third Street.  Counsel also jointly suggested to the court (as was done at the CMC on January 25, 2007) that it would make the best use of the parties’ resources and the court’s resources to continue to focus on the site investigations rather than on formal discovery, motions or other activities that involve significant litigation transaction costs without increasing understanding of site conditions or moving the matter significantly forward to resolution.  The court agreed with this approach, and set another CMC for June 23, 2008.  In the meantime, the court expects that the parties will proceed with the site investigations at 920 Third Street and 203 J Street.

At June 30, 2006, MI estimated it’s probable loss at this time to be in the range of $200,000 to $1,000,000.  MI has accrued its minimal estimated cleanup obligation of $200,000.  There was no change during the year ended June 30, 2007 to cause us to revise our estimates.  IT is reasonably possible that these estimates may be revised in the near term as the site investigation and other research and analysis proceeds.

Houlihan v. Moller International, Inc., et al.

Moller International, Inc. was sued in January 2004. The lawsuit alleged that the defendants violated certain federal and state securities laws and failed to disclose pertinent information at the time the plaintiff purchased his shares of common stock.  The plaintiff alleged damages of $490,000 plus interest. The case was settled November 2006 and expensed during the quarter ended December 31, 2006.

NOTE L – DEBT FORGIVENESS

As of June 30, 2006, Dr. Moller was owed $1,640,987 in deferred wages plus accrued interest. During the year ended June 30, 2007, Dr. Moller forfeited his right to collect payment of $1,449,248 of the total amount shown as payable to him. This amount was treated as a capital contribution and was included as an increase in capital.

NOTE M – SUBSEQUENT EVENTS

See items already discussed in Note M.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Our Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are not effective based on the required evaluation.  Our auditors discovered various accounting adjustments during their audit of these financial statements.    We believe this is due to the limited resources devoted to accounting and financial reporting during this reporting period and the Company will continue to remedy the shortfall by hiring additional personnel to address its accounting and financial reporting functions.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Audit Committee

We have an audit committee consisting of a representative of the Board of Directors and two others that meets the definition of “audit committee” set forth in Section 3a(58)(A) of the Exchange Act. The Audit Committee maintains an active role in communication with the Company’s independent auditors and with the management of the Company and performs its duties and responsibilities. The Audit Committee for this report period consisted of the following non-employees: Faulkner White and Charles Guenther, and the Moller International General Manager, Bruce Calkins. The members currently serving on the Audit Committee are expected to continue to serve on the Audit Committee until the next annual meeting of the Board of Directors following our Annual Meeting of Shareholders.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	70	10/2005 – 10/2006	No
Faulkner White	56	10/2005 – 10/2006	No
Jim Toreson	65	10/2005 – 10/2006	No
Mike Shanley	58	10/2005 – 10/2006	No

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

Mike Shanley, Director—Mr. Shanley has been a pilot since 1969, serving with the Royal Australian Air Force in Vietnam in 1971 and has been an enthusiastic supporter of the Skycar project since 1987. Mr. Shanley has a BA in English Literature from the University of Queensland, Australia, is the author of the novel “Strela” and was a magazine publisher and editor from 1987 to 1996. He is presently co-director of a security company based in the United Kingdom providing security at Heathrow, Gatwick, Manchester and Stansted airports, with company revenue in excess of $3m US. Mr. Shanley is also Chairman of Shanley International Ltd., a company set up specifically to facilitate trade with China.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.
Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moller, President	2007	$250,000	(1)	$0	$0	$0	$0		$0	$250,000	(1)
Faulkner White	2007	$0		$0	$1,150	$0	$0		$0	$1,150
Jim Toreson	2007	$0		$0	$1,150	$0	$0		$0	$1,150
Mike Shanley	2007	$0		$0	$1,150	$0	$0		$0	$1,150

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of September 1, 2007:

	Name and Address of	Amount & Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Common Stock(1)	Paul S. Moller (1) (2)	26,298,755	48.53% (3)
9350 Currey Rd
Dixon, CA 95620

(1)	Has options to purchase 9,194,762 shares.
(2)	Total includes 25,819,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller.
(3)	63.98% of class if all existing options are exercised.

Paul S. Moller, President, Director and Chairman of the Board of Directors is the sole shareholder of Moller Corp. Moller Corporation holds legal title to 25,319,909 of the shares of Common stock listed above as beneficially owned by Paul S. Moller. Rosa Maria Moller, the spouse of Paul S. Moller, owns 547,848 shares of Common stock, which are included in the figure above, although she holds them as separate property in her name alone.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2007 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (3)

Common Stock	Paul S. Moller (1) (2)	34,945,669 (D,I)	59.27%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280 (D)	00.32%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Umesh Khimji	1,540,717 (D,I)	02.62%
	PO Box 144
	Muscat, Sultanate of Oman

Common Stock	Jim Toreson	25,000 (D)	00.05%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583 (D)	00.02%
	Bradfield Close Working
	Surrey GU22 7RE, UK

(1)	Total include options to purchase 9,194,762 shares.
(2)	Total includes 25,819,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller
(3)	Percentage of class based on 56,111,131 potential shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller)are unsecured, and  due on demand. There are two separate notes, one for $2,294,004 which bears interest at $10% per annum, and another note for $280,800 that is non-interest bearing. (see Note E to the financial statements)

During the year ended June 30, 2007, the Company repaid $50,093 in loans and had a $1,783,472 balance owed to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity.  Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest. (see Note F to the financial statements)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a.)	Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of CEO / CFO

Exhibit 32.1	Certification of CEO / CFO

(b.) Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2007:

The Company filed:
(1)
Form 8-K accepted on 22 September 2006 stating that Paul S. Moller had forfeit a portion of his accumulated deferred pay and interest to the amount of $1,449,247.63.   The sum represented $1,303,861.43 in wages and $145,386.20 in interest on those wages accrued as of 31 December 2005.

(2)
Form 8-K accepted on 17 October stating the Company was not able to file its Form 10-KSB by the prescribed extended filing date without unreasonable effort and expense. The Company anticipated that it would be able to file the Form 10-KSB on or before October 20, 2006.

(3)
Form 8-K accepted on 25 October 2006 stating that on October 24, 2006 Moller International had received a letter dated October 16, 2006 from NASD stating that we had not filed our SEC Form 10-K within the prescribed period for filing and as a result were identified on the NASD Daily List as delinquent effective October 16, 2006.  In addition, a fifth character “E” was appended to the company’s securities symbol as of the first business day after the delinquency notification appeared on the Daily List.

(4)
Form 8-K accepted on 24 April 2007 stating that effective immediately, Mr. Umesh Khimji had resigned from the Board of Directors.  It also stated that the Board was currently reviewing candidates to fill the open position on the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2007	2006
Audit and Quarterly Review Fees for 2007	$54,949	$38,750
Audit-related Fees		0
Tax Fees	11,783	9,475
All Other Fees	0	0
Total Fees	$102,482	$43,475

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

September 27, 2007	By:	/s/ Dr. Paul S. Moller
Dr. Paul S. Moller
President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Paul S. Moller	CEO, President, Director	9/27/07
Dr. Paul S. Moller

/s/ Faulkner White	Director	9/27/07
Faulkner White

/s/ Jim Toreson	Director	9/27/07
Jim Toreson

/s/ Mike Stanley	Director	9/27/07

CERTIFICATION OF CEO PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: September 27, 2007

/s/ Paul S. Moller

CEO and President

CERTIFICATION OF CFO PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: September 27, 2007

/s/ Paul S. Moller

Chief Financial Officer

CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Moller International (the "Company") on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange commission on the date hereof (the "Report), Paul S. Moller, as Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the Best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 27, 2007

Signed:

/s/ Paul S. Moller

CEO and President

CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Moller International (the "Company") on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange commission on the date hereof (the "Report), Paul S. Moller, as Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the Best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 27, 2007

Signed:

/s/ Paul S. Moller

Chief Financial Officer