Form 10QSB
period 2007-09-30
MOLLER INTERNATIONAL INC
filed 2007-11-19
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

[ X ]    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-33173

Moller International, Inc.
(Exact name of registrant as specified in its charter)

California	68-0006075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1222 RESEARCH PARK DRIVE
DAVIS, CALIFORNIA 95618
(Address of principal executive offices, issuer’s telephone number, including area code)

Issuer's telephone number (530) 756-5086
Issuer's facsimile number (530) 756-5179

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  45,693,172 shares as of November 16, 2007

Transitional Small Business Disclosure Format (Check one):     [    ]   Yes           [ X ]  No

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS Unaudited

	September 30, 2007	June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$185,915	$5,715
Accounts receivable, employees	42,473	42,513
Prepaid expenses	9,384	-
Total current assets	$237,772	$48,228

PROPERTY AND EQUIPMENT, net of accumulated depreciation	$11,504	$11,863

OTHER ASSETS
Patent costs	$72,529	$72,529
Advance to Freedom Motors	-	23,957
Workers' compensation deposit	1,045	1,059
Total other assets	$73,574	$97,545

TOTAL ASSETS	$322,850	$157,636

LIABILITIES AND STOCKHOLDERS' DEFICT
CURRENT LIABILITIES
Accounts payable, trade	$275,488	$349,192
Accrued liabilities	416,869	408,716
Accrued liabilities-related parties	319,402	288,626
Accrued liabilities-majority shareholder	2,147,228	2,108,357
Notes payable-other	529,968	532,968
Note payable - majority shareholder	2,743,864	2,574,804
Notes payable - minority shareholders	318,672	318,730
Notes payable - related parties	1,748,890	1,783,472
Deferred wages - employees	172,609	173,080
Customer deposits	404,767	409,767
Total current liabilities	$9,077,757	$8,947,712
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	$534,771	$462,418
Total long term liabilities	$534,771	$462,418

Total liabilities	$9,612,528	$9,410,130

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value
45,684,334 and 45,725,979 shares issued and outstanding, respectively	$31,277,549	$31,233,662
Accumulated deficit	(40,567,227)	(40,486,156)
Total stockholders' Deficit	$(9,289,678)	$(9,252,494)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$322,850	$157,636

See accompanying notes to consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	September 30,	September 30,
	2007	2006
INCOME
Revenues - affiliate	$518,027	$4,269

OPERATING EXPENSES:
Administrative salaries and wages	159,849	171,883
Building expenses	15,989	13,532
Depreciation expense	359	387
Direct project expenses	80,661	69,571
Employee benefits and payroll taxes	31,771	40,483
Legal, accounting, and professional fees	34,389	62,161
Office supplies and expense	7,867	30,410
Other expenses	8,514	7,521
Patent expense	3,266	-
Rent expense to majority shareholder	131,847	133,186
Total Operating expenses	474,512	529,134

Operating Income (Loss)	43,515	(524,865)

OTHER EXPENSE
Interest	124,586	106,764
Total other expense	124,586	106,764

NET LOSS	$(81,071)	$(631,629)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	45,720,932	45,554,661

See accompanying notes to consolidated financial statements.

MOLLER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	September 30,	September 30,
	2007	2006
Cash Flows Provided By Operating Activities
Net Loss	$(81,071)	$(631,629)
Adjustments to Reconcile Net Loss
to Net Cash Provided by (used in) operating activities:
Depreciation expense	359	387
Stock based compensation	43,887	67,639
Change in assets and liabilities:
Accounts receivable, employees	40	2,472
Accounts payable	(73,704)	49,051
Accrued liabilities	149,682	76,670
Customer deposits	(5,000)	(42,500)
Prepaid expenses	14,587	(29,032)
Other assets	0	(19,651)
Net cash provided by (used in) operating activities	$48,780	$(526,593)

Cash Flows Used in Investing Activities
Purchase of other assets	-	(7,785)
Net cash used in investing activities	$-	$(7,785)

Cash Flows Provided from Financing Activities
Borrowing from related party debt	192,865	618,926
Payments on related party note payable	(61,445)	-
Principal payments on long term debt	-	-
Payments on notes Payable		(22,088)

Net cash provided by financing activities	$131,420	$596,838

Net (decrease) In Cash	180,200	62,460
Cash Balance at End of Period	$185,915	63,891
Cash Balance at Beginning of Period	$5,715	$1,431

Supplemental Disclosure of Non-Cash Activities
Contributed Capital in the form of debt forgiveness	$-	$1,449,248

See accompanying notes to consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2007 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2007, and its results of operations and its cash flows for the three months ended September 30, 2007 and 2006.

NOTE B – GOING CONCERN

As of September 30, 2007, MI has accumulated deficits of $40,567,227 MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of September 30, 2007, amounts outstanding to him total $2,743,864 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800.  The total deferred rent, including interest owing to Dr. Moller at September 30, 2007 is $2,147,228.   He has also agreed to defer his salary.  Total amounts due to him for the deferred salaries including accrued interest total $534,771.

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

NOTE C – NOTES PAYABLE – RELATED PARTIES

In July, August, and September 2007, MI borrowed an additional $3,000 from a related party and repaid $37,582.  The total owed to this party is $1,748,890 at September 30, 2007.  The amounts are due upon demand and interest is accrued at the stated rate of 7%.

NOTE D - STOCK-BASED COMPENSATION

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified – prospective transition method.  Amortization of stock option expense during the quarter ended September 30, 2007, related to stock options granted during previous years totaled $31,874

During the three months ended September 30, 2007, MI issued 19,070 shares for services to outside consultants and estimated the value of these shares at the fair market value on the date of issuance of $12,013, which approximates when services were performed.

NOTE E - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  Moller’s answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  The case has not been set for trial.

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

MI filed a Joint Case Management Conference Statement with the court for the Case Management Conference (CMC) held on September 10, 2007.  At the CMC, counsel updated the court on the status of the Water Board actions at 203 J Street and 920 Third Street.  Counsel also jointly suggested to the court (as was done at the CMC on January 25, 2007) that it would make the best use of the parties' resources and the court's resources to continue to focus on the site investigations rather than on formal discovery, motions or other activities that involve significant litigation transaction costs without increasing understanding of site conditions or moving the matter significantly forward to resolution.  The court agreed with this approach, and set another CMC for June 23, 2008.  In the meantime, the court expects that the parties will proceed with the site investigations at 920 Third Street and 203 J Street.

At June 30, 2006, MI estimated it's probable loss at this time to be in the range of $200,000 to $1,000,000.  MI has accrued its minimal estimated cleanup obligation of $200,000.  There was no change during the year ended June 30, 2007 to cause us to revise our estimates.  Nothing has changed during the period ended September 30, 2007.  It is reasonably possible that these estimates may be revised in the future as the site investigation and other research and analysis proceeds.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2007 and September 30, 2006

For the three-months ended September 30, 2007, we had a net loss of $81,071 or $0.00 loss per share as compared to a net loss of $631,629 or $0.01 loss per share for the same period of 2006.  Contract revenues from an affiliated entity increased by $516,480 this period and was recognized when the cash was received.  These increases are not indicative of any meaningful revenue trends.  We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. The Company currently proposes to produce variations of its M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern

As of September 30, 2007, MI has accumulated deficits of $40,567,227 MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

ITEM 3 - CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are not effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER MATTERS

None

ITEM 6 - EXHIBITS

(a.) Exhibits
Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

November 19, 2007	/s/ Paul S. Moller
Date	Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board