Form 10QSB/A
period 2007-12-31
MOLLER INTERNATIONAL INC
filed 2008-02-25
CIK 871344

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

         [ X ]  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                December 31, 2007
                                -----------------

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-33173

                           Moller International, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           California                                            68-0006075
           ----------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95618
                             -----------------------
       (Address of principal executive offices, Issuer's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,703,962 shares as of January 29, 2008.

As of December 31, 2007 Moller International had 45,689,201 shares of its common stock issued & outstanding and had 620 registered holders as of January 29, 2008.

Transitional Small Business Disclosure Format (Check one): [ ] Yes  [ X ]  No

                                TABLE OF CONTENTS

                                                                          Page #

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of December 31, 2007 (Unaudited)
           and June 30, 2007                                                 1
        Consolidated Statements of Operations for three months and six
           months ended December 31, 2007 (Unaudited) and December 31,       2
           2006 (Unaudited)
        Consolidated Statements of Cash Flows for the six months ended
           December 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)   3
        Notes to Consolidated Financial Statements (Unaudited)               4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                              10

ITEM 3 - CONTROLS AND PROCEDURES                                            11

PART II - OTHER INFORMATION                                                 12

ITEM 1 - Legal Proceedings                                                  12

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds        12

ITEM 3 - Defaults upon Senior Securities                                    12

ITEM 4 - Submission of Matters to a Vote of Security Holders                13

ITEM 5 - Other Matters                                                      13


SIGNATURES                                                                  13

EXHIBITS
Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes
              Oxley Act                                                     14
Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes
              Oxley Act                                                     15
Exhibit 32.1  Certification Pursuant to Section 906 of the Sarbanes
              Oxley Act                                                     16
Exhibit 32.2  Certification Pursuant to Section 906 of the Sarbanes
              Oxley Act                                                     17

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                (Unaudited)
                                             December 31, 2007     June 30, 2007
ASSETS
 CURRENT ASSETS
     Cash                                    $          1,113     $       5,715
     Accounts receivable - employees                        -            42,513
     Other current assets                                  25                 -
                                             -----------------    --------------
           Total curent assets                          1,138            48,228

 PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                         10,940            11,863

 OTHER ASSETS
 Patent costs                                          72,529            72,529
 Advance to Affiliate                                      24            23,957
 Workers' compensation deposit                          1,612             1,059
                                             -----------------    --------------
           Total other assets                          74,165            97,545

                                             $         86,243     $     157,636
                                             =================    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
     Accounts payable, trade                 $        111,117     $     121,615
     Accrued liabilities                              634,710           644,621
     Accrued liabilities-related parties              350,617           288,626
     Accrued liabilities-majority shareholder       2,289,347         2,108,357
     Notes payable-other                              524,640           524,640
     Note payable - majority shareholder            2,704,409         2,574,804
     Notes payable - minority shareholders            333,671           318,730
     Notes payable - related parties                1,804,843         1,783,472
     Deferred wages - employees                       166,608           173,080
     Customer deposits                                404,767           409,767
                                             -----------------    --------------
           Total current liabilities                9,324,729         8,947,712
 LONG TERM LIABILITIES
     Deferred wages and interest-majority
      shareholder                                     608,729           462,418
                                             -----------------    --------------
           Total long term liabilities                608,729           462,418

           Total liabilities                        9,933,458         9,410,130


 STOCKHOLDERS' DEFICIT
 Common stock, authorized, 150,000,000 shares,
  no par value, issued and outstanding,
  45,689,201 shares at December 31, 2007 and
  45,725,979 as of June 30, 2007                   31,328,727        31,233,662
 Accumulated deficit                              (41,175,942)      (40,486,156)
                                             -----------------    --------------
           Total stockholders' deficit             (9,847,215)       (9,252,494)
                                             -----------------    --------------

                                             $         86,243     $     157,636
                                             =================    ==============


          See accompanying notes to consolidated financial statements.

                                   MOLLER INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                        PERIODS AS SHOWN

                                                     (Unaudited)                   (Unaudited)
                                              3 Months Ended December 31:   6 Months Ended December 31:
                                                  2007          2006           2007           2006
                                             ----------------------------  ----------------------------
INCOME
   Revenues from Affiliate                   $      7,240   $          -   $    523,720   $          -
   Miscellaneous                                    1,961          2,402          3,507          6,671
                                             ----------------------------  ----------------------------
       Total income                                 9,201          2,402        527,227          6,671

EXPENSES
   Administrative salaries and wages              149,552        150,843        309,401        322,726
   Building expenses                               19,653         14,374         35,642         27,906
   Depreciation expense                               360            387            719            774
   Direct project expenses                         66,649         59,879        147,310        129,450
   Employee benefits and payroll taxes             30,827         20,312         62,598         60,795
   Legal, accounting, and professional fees        47,014         82,810         81,403        144,971
   Office supplies and expense                     13,119         24,983         20,986         55,393
   Other expenses                                  26,711          5,476         35,225         12,997
   Patent expense                                   5,402              -          8,668              -
   Settlement expense                                   -        225,714              -        225,714
   Rent expense to majority shareholder           131,848        133,186        263,694        266,372
                                             ----------------------------  ----------------------------
       Total expenses                            491,135         717,964        965,646      1,247,098
                                             ----------------------------  ----------------------------

       Loss from operations                     (481,934)       (715,562)      (438,419)    (1,240,427)

OTHER EXPENSE
   Interest                                       126,781        133,733        251,367        240,497
                                             ----------------------------  ----------------------------
       Total other expense                        126,781        133,733        251,367        240,497

                                             ----------------------------  ----------------------------
NET LOSS                                     $   (608,715)  $   (849,295)  $   (689,786)  $ (1,480,924)
                                             ============================  ============================


Loss per common share, basic and diluted     $      (0.01)  $      (0.02)  $      (0.02)  $      (0.03)
                                             ============================  ============================

Weighted average common shares outstanding     45,691,026     45,603,798     45,706,022     45,576,971
                                             ============================  ============================

          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDING DECEMBER 31

                                                      (Unaudited)   (Unaudited)
                                                         2007           2006
Cash Flows From Operating Activities
Net Loss                                              $ (689,786)  $ (1,480,924)
Adjustments to Reconcile Net Loss to Net Cash Used in
 Operating Activities:
     Depreciation expense                                    719            774
     Stock based compensation                             95,065        114,349
Change in Assets and Liabilities:
     Accounts receivable - employees                       2,266          7,063
     Other current assets                                     25              -
     Advances - affiliate                                 23,933              -
     Prepaid expenses                                          -        (19,355)
     Workers' compensation deposit                          (553)             -
     Accounts payable                                    (10,498)        (5,782)
     Accrued liabilities                                  (9,911)       417,535
     Accrued liabilities - related parties                61,991              -
     Accrued liabilities - majority shareholder          180,990              -
     Deferred wages - employees                           (6,472)             -
     Deferred wages - majority shareholder               146,311              -
     Customer deposits                                    (5,000)       (32,500)
                                                      --------------------------

Net Cash Used in Operating Activities                   (210,920)      (998,840)

Cash Flows Provided by (Used in) Investing Activities
   Purchase of equipment                                       -         (1,125)
   Proceeds from sale of equipment                           204              -
   Purchase of other assets                                    -        (55,132)
                                                      --------------------------

Net Cash Flows Provided by (Used in) Investing
 Activities                                                  204        (56,257)

Cash Flows Provided by Financing Activities
   Proceeds from notes payable - majority shareholder    176,306         46,817
   Payments to notes payable - majority shareholder       (6,504)       (33,221)
   Proceeds from notes payable - minority shareholders    33,000         15,015
   Payments to notes payable - minority shareholders     (18,059)       (45,014)
   Proceeds from notes payable - related party            59,000      1,076,000
   Payments to notes payable - related party             (37,629)        (3,616)
                                                      --------------------------

Net Cash Provided by Financing Activities                206,114      1,055,981

Net (Decrease)Increase In Cash                            (4,602)           884
Cash Balance at Beginning of Period                        5,715          1,431
                                                      --------------------------
Cash Balance at End of Period                         $    1,113   $      2,315
                                                      ==========================

Supplemental Cash Flow Information
     Interest payments                                $        -   $          -

Supplemental Disclosure of Non-Cash Activities
    Contributed Capital in the form of debt
     forgiveness                                      $        -   $  1,449,248
    Assumption of employee receivable by majority
     shareholder                                      $   40,197   $          -


          See accompanying notes to consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                   Notes To Consolidated Financial Statements
                                    Unaudited


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International Inc., (MI) has historically entered into several lines of revenue-producing business activities including the design and development of rotary engines, remotely controlled flying vehicles, automotive mufflers and vertical takeoff and landing aircraft. MI has for the past fifteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing (VTOL) vehicle known as the Skycar. The Skycar program is still in the development stage at this point.

MI consolidates the accounts of its wholly owned, inactive subsidiaries, Aerobotics Inc. (AI) and Moller Corporation (MC). All intercompany transactions and balances have been eliminated.

The accompanying unaudited financial statements of MI have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2007 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of December 31, 2007, and its results of operations for the three months and six months ended December 31, 2007 and 2006 and its cash flows for the six months ended December 31, 2007 and 2006.

Certain reclassifications have been made to the prior period's financial statements in order to conform to the current period's presentation.

Revenue Recognition

MI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured

In the case of MI's recognition of revenue from engineering services provided to Freedom Motors (FM), an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI, the arrangement is the Technology Development and License Agreement entered into between FM and MI in 1999 (previously filed as Exhibit 10 to the Company's Form 10-SB, filed on EDGAR September 21, 2001). Under this agreement, MI committed to providing engineering services, as deemed reasonable, to perform scientific and engineering technical support for the rotary engine. The support is generally in the form of labor using the expertise of MI's employees, and temporary use of a portion of MI's facilities or equipment.

Delivery is considered complete when a specific defined task or milestone is completed, as demonstrated by the issuance of engineering documents (procedures, drawings, models, prototypes, etc.) and provided to FM or its assigns. The date the documents provided are provided and/or milestone is completed to FM is considered the delivery date.

The final criterion, collectibility, is determined by FM's ability and willingness to pay its debts. Since FM is itself a startup company, its ability to pay is dependent on its results of operations. When FM received revenue during this reporting period, they notified MI and stated their intent to pay a portion of fees accumulated for services rendered. When MI receives the payment for services, then management recognizes and records revenue that is equal to the fees received.

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

Additionally, MI also performs FM's bookkeeping and other administrative functions. Due to the uncertainty of FM's ability to pay amounts owed, MI does not recognize any revenue related to these transactions with until it receives payment from FM. Accumulated billings to FM for the period from April 1, 2001 to December 31, 2007 totaled $6,458,044. For the six months ended December 31, 2007, contract services billed to FM totaled $975,604, resulting in accumulated billings of $7,433,648. The amounts of these billings have been fully reserved.

For the six months ended December 31, 2007, FM remitted a total of $523,920 in payments to MI, which has been recognized as contract revenues in the statement of operations for the six months ended December 31, 2007. In addition, in prior years, FM had remitted a total of $1,467,837 in payments to MI.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, MI is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. MI is currently evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. MI does not currently have a defined benefit or contribution plan.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements," which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for MI and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. There have been no effects to MI's financial statements upon adopting this bulletin

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115," which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. MI does not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore MI expects this standard will have no impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. , the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information the need to evaluate and understand the nature and financial effect of the business combination. As such, MI is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. MI does not believe their will be an impact of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. MI is currently evaluating the impact of this standard, to determine if its adoption will have a material effect on our financial statements.

Both the FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008.

NOTE B - GOING CONCERN

As of December 31, 2007, MI has accumulated deficits of $41,175,942 MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

MI has been in continuous dialogue with various entities for contract services, licensing agreements, joint product development activities and other revenue generating activities. As of December 31, 2007, MI has not finalized any new agreements. It is MI's intent to continue to develop the M200-class vehicles in the near future, given sufficient funds materialize to support that effort. MI has explored the potential marketability of the Research Park facilities, both from a sales and lease perspective.

Dr. Paul S. Moller, ("Dr. Moller") is the majority shareholder of MI and has provided funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. In addition, Dr. Moller assumed the obligation for previously paid employee advances in the amount of $40,197 at December 31, 2007 and it has been offset against his Note Payable.

As of December 31, 2007, amounts outstanding to him total $2,704,409 and the total owed to the limited partnership is $1, 804,843 from these transactions. The total rent payments, including interest owing to Dr. Moller at December 31, 2007 are $2,289,347. He has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $608,729.

It is the intent of Dr. Moller to continue to provide short term financing for MI to continue its operations. There can be no assurance that Dr. Moller will continue to have the ability to continue to make such short-term loans to MI in the future. Dr. Moller is under no legal obligation to provide additional loans to the company. In the event that he cannot continue to make such loans, or that MI does not receive funds from other sources, MI may be unable to continue to operate as a going concern.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide MI with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE C - NOTES PAYABLE TO RELATED PARTIES AND MINORITY SHAREHOLDERS

During the six months ended December 31, 2007, MI borrowed an additional $59,000 from a related party and repaid this party a total of $37,629. The total owed to this related party is $1,804,843 at December 31, 2007. The amounts are due upon demand and interest is accrued at the stated rate of 7%.

During the six months ended December 31, 2007, MI borrowed an additional $33,000 from minority shareholders and repaid these minority shareholders a total of $18,059. The total owed to minority shareholders as of December 2007 is $333,671. The amounts are due upon demand and interest rates vary from 10% to 12%.


NOTE D - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International is named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. Moller's answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial.

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

At June 30, 2006, MI estimated its probable loss at this time to be in the range of $200,000 to $1,000,000. MI has accrued its minimal estimated cleanup obligation of $200,000. During this reporting period there have been no events or new evidence produced that would cause us to revise this estimate. It is reasonably possible that these estimates may be revised in the future as the site investigation and other research and analysis proceeds.

NOTE E - STOCK OPTION PLANS

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. Amortization of stock option expense during the quarter ended December 31, 2007, related to stock options granted during previous years totaled $31,874.

In the six months ended December 31, 2007 MI had stock based compensation expense of $95,065. New stock options where issued to MI's Board of Directors (excluding Dr. Moller) at an expense of $7,287. For this period 32,937 shares were issued for services in the amount of $24,030. MI recognized a $63,748 expense for stock options previously issued to employees.

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

Compensation of Directors

Our employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to stock option grants on the first day of a directorship year, which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Non-employee directors receive a grant of 5,000 options to purchase common stock at an exercise price equal to the closing price as posted on the OTC-BB on the date of appointment.

1991 Stock Option Plan
Option activity for 1991 Stock, Option and Restricted Stock Benefit Plan as of December 31, 2007 is as follows:


                                                                                             Weighted
                                                                 Range of                     Average
                                                    Total         Option         Total        Exercise
                                                   Granted        Prices         vested        Price
                                                   -------        ------         ------        -----

Balance at June 30, 2007                          2,579,403       $2.14         2,579,403      $2.14


                                   Granted        -                 -           -                -

                                 Exercised        -                 -           -                -
                                 Forfeited        2,579,403       $2.14         -              $2.14


Balance at December 31, 2007                      -                 -           -                -



2004 Stock Option Plan
Option activity for 2004 Stock, Option and Restricted Stock Benefit Plan as of December 31, 2007 is as follows:


                                                                                                Weighted
                                                                Range of                        Average
                                                    Total        Option            Total        Exercise
                                                   Granted       Prices            vested        Price
                                                   -------       ------            ------        -----
Balance at June 30, 2006                          1,300,039   $0.86 to $4.51      1,300,039      $2.10

                                   Granted          189,577   $0.38 to $1.00                     $0.48
                                 Exercised          (5,000)
                                 Forfeited         (31,200)       $0.86                          $0.86

Balance at June 30, 2007                          1,453,416   $0.38 to $4.51      1,453,416      $2.00

                                   Granted           15,000       $0.88                          $0.88

Balance at December 31, 2007                      1,468,416   $0.38 to $4.51      1,468,416      $1.99



Additional option information for the quarter ended December 31, 2007, is as follows:


                                                                              Weighted
                                                                               Average
                                                              Weighted        Remaining                      Weighted
                                                              Average          Life in                       Average
            Price Range                   Outstanding          Price           Years         Exercisable      Price
            -----------                   ------------         ------          ------        ------------     -----
           $3.24 to $4.51                     505,887          $3.94            9.17              505,887     $3.94
           $.86 to $1.03                      794,152          $0.86            7.53              794,152     $0.86
           $.38 to $1.00                      153,377          $0.48            1.06              153,377     $0.48
               $0.88                           15,000          $0.88            1.06               15,000     $0.88
            -----------                   ------------         ------          ------        ------------     -----
                                            1,468,416          $1.89            7.35            1,468,416     $1.89



Stock Options Granted  Outside of the 2004 Plan

Dr. Moller has an unexercised option to purchase 6,000,000 shares of MI common stock at $1.50 per share, which was granted on September 28, 1998. The exercise period for this grant expires on September 21, 2008. In addition he has a fully vested, unexercised option to purchase 3,194,762 shares of MI common stock at the lower of (a) $0.86 per share, or (b) if the Common Stock is listed on any established stock exchange or a national market system, a per share price equal to 85% of the average of the closing prices for the 30 trading days immediately preceding the date of exercise. This purchase option was granted on March 6, 2006. The exercise period for this grant expires on March 1, 2011.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2007 and December 31, 2006 (Unaudited)

For the three months ended December 31, 2007, we had a net loss of $608,715 or $0.01 loss per share as compared to a net loss of $849,295 or $0.02 loss per share for the same period of 2006. Contract revenues from Freedom Motors were $7,240 this period and were recognized when the cash was received and as compared to none during this period in the previous year. This increase is not indicative of any meaningful revenue trends. Operating costs for this period decreased from those of 2006 principally as result of the decline in legal expenses brought about by the settlement of a case in 2006.

Six Months Ended December 31, 2007 and December 31, 2006 (Unaudited)

For the six months ended December 31, 2007, we had a net loss of $689,786 or $0.02 loss per share as compared to a net loss of $1,480,924 or $0.03 loss per share for the same period of 2006. Contract revenues from Freedom Motors increased by $523,720 this period and were recognized when the cash was received. Again, these increases are not indicative of any meaningful revenue trends.

We continue to pursue funding sufficient for simultaneous development of the Skycar, Rotapower engine and Aerobot products. We currently are proposing to produce variations of our M200X, an earlier prototype volantor. Although there is no assurance that the M200-based vehicles will meet with success in the market place, we are actively seeking support for the program and, if found, may choose to move into the production of these vehicles. Again, operating costs for this period decreased from those of 2006 principally as result of the decline in legal expenses brought about by the settlement of a case in 2006.

Going Concern

As of December 31, 2007, we have accumulated deficits of $41,175,942. We currently have limited recurring revenue-producing products and are continuing our development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon our ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of our products. These factors raise substantial doubt as to our ability to continue as a going concern.

We have been in continuous dialogue with various entities for contract services, licensing agreements, joint product development activities and other revenue generating activities. As of December 31, 2007, we have not finalized any new agreements. We intend to continue to develop the M200-class vehicles in the near future, given sufficient funds materialize to support that effort. We have explored the potential marketability of the Research Park facilities, both from a sales and lease perspective.

Our majority shareholder is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans. As of December 31, 2007, amounts outstanding to him total $2,704,409 and the total owed to the limited partnership is $1,804,843 from these transactions. The total rent payments, including interest owed to Dr. Moller at December 31, 2007 are $2,289,347. Dr.Moller has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $608,729. In addition, Dr. Moller assumed the obligation for previously paid employee advances in the amount of $40,197 at December 31, 2007 and it has been offset against his Note Payable.


There can be no assurance that Dr. Moller will continue to have the ability to continue to make such short-term loans to us in the future. Dr. Moller is under no legal obligation to provide additional loans to us. In the event that he cannot continue to make such loans, or that we do not receive funds from other sources, we may be unable to continue to operate as a going concern.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide us with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. vs. Estate of Percy Symens, et al.

We are named as a defendant in this lawsuit pending in Yolo County, California Superior Court. The complaint, filed in April 2005, alleges that we unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. Our answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. We were named as one of the responsible parties in the draft CAO, and intend to challenge the characterization of us as a discharger of environmental contaminants, while also complying with the orders of the RWQCB. We and other parties have submitted comments, and the RWQCB has indicated that it will issue a final CAO within the next several months. In conjunction with finalizing the CAO, it is expected that a schedule will be established by the parties subject to the CAO, and approved by the RWQCB, for preparation, submission and implementation of a work plan for investigating and characterizing soil and groundwater contamination at this property.

We filed a Joint Case Management Conference Statement with the court for the Case Management Conference (CMC) held on September 10, 2007. At the CMC, counsel updated the court on the status of the Water Board actions at 203 J Street and 920 Third Street. Counsel also jointly suggested to the court (as was done at the CMC on January 25, 2007) that it would make the best use of the parties' resources and the court's resources to continue to focus on the site investigations rather than on formal discovery, motions or other activities that involve significant litigation transaction costs without increasing understanding of site conditions or moving the matter significantly forward to resolution. The court agreed with this approach, and set another CMC for June 23, 2008. In the meantime, the court expects that the parties will proceed with the site investigations at 920 Third Street and 203 J Street.

At June 30, 2006, we estimated its probable loss at this time to be in the range of $200,000 to $1,000,000. We accrued its minimal estimated cleanup obligation of $200,000. During this reporting period there have been no events or new evidence produced that would cause us to revise this estimate. It is reasonably possible that these estimates may be revised in the future as the site investigation and other research and analysis proceeds.



ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 - OTHER MATTERS

None

ITEM 6 - EXHIBITS
(a.)  Exhibits
               Exhibit No.                     Description
               -----------                     --------------------------

                   31.1                        Certification of CEO
                   31.2                        Certification of CFO
                   32.1                        Certification of CEO
                   32.2                        Certification of CFO

(b.) Reports on Form 8-K
None.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MOLLER INTERNATIONAL, INC.

February 22, 2008                          /s/ Paul S. Moller
-----------------                          -------------------------------------
     Date                                  Paul S. Moller, Ph.D.
                                           President, CEO, Chairman of the Board