Form 10QSB
period 2008-03-31
MOLLER INTERNATIONAL INC
filed 2008-05-15
CIK 871344

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  [X] QUARTERLY REPORT UNDER TO SECTION 13 OR
                                  15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2008
                                 --------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008 Moller International had 45,711,569 shares of its common stock issued and outstanding. As of May 13, 2008, Moller International's common stock, issued and outstanding was 45,736,914 with 615 registered holders.

Transitional Small Business Disclosure Format (Check one): [ ] Yes  [X] No

                                TABLE OF CONTENTS

                                                                                                         Page #

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

       Unaudited Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007                           1
       Unaudited Consolidated Statements of Operations for three-month and nine-month
         ended March 31, 2008 and March 31, 2007                                                              2
       Unaudited Consolidated Statements of Cash Flows for the nine-months ended
         March 31, 2008 and March 31, 2007                                                                    3
       Notes to Consolidated Financial Statements (Unaudited)                                                 4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS                                                                                          9

ITEM 3 - CONTROLS AND PROCEDURES                                                                             10

PART II - OTHER INFORMATION                                                                                  11

ITEM 1 - Legal Proceedings                                                                                   11

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                         11

ITEM 3 - Defaults upon Senior Securities                                                                     11

ITEM 4 - Submission of Matters to a Vote of Security Holders                                                 11

ITEM 5 - Other Matters                                                                                       12



SIGNATURES                                                                                                   12

EXHIBITS
Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes Oxley Act                               13
Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes Oxley Act                               14
Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes Oxley Act                               15
Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes Oxley Act                               16

                                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          MOLLER INTERNATIONAL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                  Unaudited

                                                                       March 31, 2008      June 30, 2007
                              ASSETS
CURRENT ASSETS
    Cash                                                              $            915   $          5,715
    Accounts receivable                                                         10,122             42,513
    Prepaid expenses                                                             7,647                  -
                                                                      -----------------------------------
              Total current assets                                    $         18,684   $         48,228

PROPERTY AND EQUIPMENT, net of accumulated depreciation               $         10,435   $         11,863

OTHER ASSETS
Patent costs                                                          $         72,529   $         72,529
Advance to Freedom Motors                                                           60             23,957
Workers' compensation deposit                                                    1,167              1,059
                                                                      -----------------------------------
              Total other assets                                      $         73,756   $         97,545

                                                                      $        102,875   $        157,636
                                                                      ===================================

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable, trade                                           $        444,449   $        349,192
    Accrued liabilities                                                        446,792            408,716
    Accrued liabilities-related parties                                        382,571            288,626
    Accrued liabilities-majority shareholder                                 2,436,667          2,108,357
    Notes payable-other                                                        575,968            532,968
    Note payable - majority shareholder                                      2,878,331          2,574,804
    Notes payable - minority shareholders                                      348,671            318,730
    Notes payable - related parties                                          1,806,107          1,783,472
    Deferred wages - employees                                                 145,229            173,080
    Customer deposits                                                          404,767            409,767
                                                                      -----------------------------------
              Total current liabilities                               $      9,869,552   $      8,947,712
LONG TERM LIABILITIES
    Deferred wages and interest-majority shareholder                  $        684,250   $        462,418
                                                                      -----------------------------------
              Total long term liabilities                             $        684,250   $        462,418

              Total liabilities                                       $     10,553,802   $      9,410,130



DEFICIT IN STOCKHOLDERS' EQUITY
    Common stock, authorized, 150,000,000 shares, no par value,
     issued and outstanding, 45,711,569 shares and 45,725,979         $     31,427,042   $     31,233,662
    Accumulated deficit                                                    (41,877,969)       (40,486,156)
                                                                      -----------------------------------
              Total deficit in stockholders' equity                   $    (10,450,927)  $     (9,252,494)
                                                                      -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $        102,875   $        157,636
                                                                      ===================================


          See accompanying notes to consolidated financial statements.

                                          MOLLER INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the three and nine months ended March 31, 2008 and 2007
                                                  Unaudited

                                                   Three Months Ended              Nine Months Ended
                                             March 31, 2008  March 31, 2007   March 31, 2008  March 31, 2007
                                             ------------------------------   ------------------------------
INCOME
   Revenues - affiliates                     $        9,800  $       73,726   $      533,520  $       73,726
       Miscellaneous                                  1,600           2,174            5,107           8,845
                                             ------------------------------   ------------------------------
               Total income                  $       11,400  $       75,900   $      538,627  $       82,571

EXPENSES
   Administrative salaries and wages         $      223,790  $      173,270   $      533,191  $      495,996
   Building expenses                                 10,164          13,684           45,806          41,590
   Depreciation expense                                 360             387            1,079           1,161
   Direct project expenses                           72,135          63,218          219,445         192,668
   Employee benefits and payroll taxes               55,255          52,164          117,853         112,959
   Legal, accounting, and professional fees          32,001          35,445          113,404         180,416
   Office supplies and expense                        7,218          13,944           28,204          69,337
   Other expenses                                    (7,640)         30,413           27,585          43,400
   Patent expense                                    34,949           5,745           43,617           5,745
   Settlement expense                                     -               -                -         225,714
   Rent expense to majority shareholder             131,848         133,185          395,542         399,557
                                             ------------------------------   ------------------------------
               Total expenses                $      560,080  $      521,455   $    1,525,726  $    1,768,543
                                             ------------------------------   ------------------------------

               Loss from operations          $     (548,680) $     (445,555)  $     (987,099) $   (1,685,972)

OTHER EXPENSE
   Interest                                         153,347         106,205          404,714         346,702
                                             ------------------------------   ------------------------------
       Total other expense                   $      153,347  $      106,205   $      404,714  $      346,702

                                             ------------------------------   ------------------------------
NET INCOME (LOSS)                            $     (702,027) $     (551,760)  $   (1,391,813) $   (2,032,674)
                                             ==============================   ==============================


Loss per common share, basic and
 diluted                                     $        (0.02) $        (0.01)  $        (0.03) $        (0.04)
                                             ==============================   ==============================

Weighted average common shares
 outstanding                                     45,707,405      45,658,022       45,706,480      45,605,275
                                             ==============================   ==============================


          See accompanying notes to consolidated financial statements.

                            MOLLER INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Nine-months ended March 31, 2008 and 2007
                                    Unaudited


                                             March 31, 2008     March 31, 2007
                                             --------------     --------------
Cash flows from operating activities
Net loss                                    $    (1,391,813)   $    (2,032,674)
Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation expense                               1,078              1,161
   Stock based compensation                         193,380            180,568
Change in assets and liabilities:
   Accounts receivable                               56,288             37,536
   Accounts payable                                 114,569             49,091
   Accrued liabilities                              635,000            638,681
   Customer deposits                                 (5,000)           (32,500)
   Prepaid expenses                                  (7,647)            (9,677)
   Other assets                                        (108)            (4,259)

Net cash used in operating activities       $      (404,253)   $    (1,172,073)

Cash Used in Investing Activities
   Purchase of equipment                                  -             (1,125)
   Proceeds from sale of equipment                      350                  -
   Purchase of other assets                               -            (20,981)
Net cash provided from (used in)
 investing activities                       $           350    $       (22,106)

Cash flows provided from financing
 activities
   Borrowing from related party debt                489,744          1,281,487
   Payments related party note payable             (133,641)           (53,853)
   Borrowing from other                              50,000                  -
   Principal payments on long term debt                   -             (9,000)
   Payments of notes Payable                         (7,000)           (25,000)

Net cash provided from financing
 activities                                 $       399,103    $     1,193,634

Net decrease in cash                                 (4,800)              (545)
Cash balance at end of period               $           915    $           886
Cash balance at beginning of period         $         5,715    $         1,431


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

The accompanying unaudited financial statements of MI have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2007 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of March 31, 2008, and its results of operations for the three months and nine months ended March 31, 2008 and 2007 and its cash flows for the nine months ended March 31, 2008 and 2007.

Certain reclassifications have been made to the prior period's financial statements in order to conform to the current period's presentation.

Revenue Recognition

MI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Additionally, MI also performs FM's bookkeeping and other administrative functions. Due to the uncertainty of FM's ability to pay amounts owed, MI does not recognize any revenue related to these transactions with until it receives payment from FM. Accumulated billings to FM for the period from April 1, 2001 to March 31, 2008 totaled $6,615,451. For the nine months ended March 31, 2008, contract services billed to FM totaled $1,133,011, resulting in accumulated billings of $6,133,497. The amounts of these billings have been fully reserved.

For the nine months ended March 31, 2008, FM remitted a total of $523,520 in payments to MI, which has been recognized as contract revenues in the statement of operations for the nine months ended March 31, 2008. In addition, in prior years, FM had remitted a total of $1,467,837 in payments to MI.

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


NOTE B - GOING CONCERN

As of March 31, 2008, MI has accumulated deficits of $41,877,969. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

MI has been in continuous dialogue with various entities for contract services, licensing agreements, joint product development activities and other revenue generating activities. As of March 31, 2008, MI has not finalized any new agreements. It is MI's intent to continue to develop the M200-class vehicles in the near future, given sufficient funds materialize to support that effort. MI has explored the potential marketability of the Research Park facilities, both from a sales and lease perspective.

Dr. Paul S. Moller, ("Dr. Moller") is the majority shareholder of MI and is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. In addition, Dr. Moller assumed the obligation for previously paid employee advances in the amount of $40,197 at March 31, 2008 and it has been offset against his Note Payable.

As of March 31, 2008, amounts outstanding to him total $2,878,331 and the total owed to the limited partnership is $1,806,107 from these transactions. The total rent payments, including interest owing to Dr. Moller at March 31, 2008 are $2,436,667. He has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $684,250.

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


NOTE C - NOTES PAYABLE TO RELATED PARTIES AND MINORITY SHAREHOLDERS

During the nine months ended March 31, 2008, MI borrowed an additional $62,800 from a related party and repaid this party a total of $40,165. The total owed to this related party is $1,806,107 at March 31, 2008. The amounts are due upon demand and interest is accrued at the stated rate of 7%.

During the nine months ended March 31, 2008, MI borrowed an additional $70,000 from minority shareholders and repaid these minority shareholders a total of $40,059. The total owed to minority shareholders as of March 31, 2008 is $348,671. The amounts are due upon demand and interest rates vary from 10% to 12%.

During the three months ended March 31, 2008, MI entered a guarantee agreement for the repayments of a pledged $250,000 advance payment made by Barry Malizia, Chairman of Rotapower Engine Systems Limited (RES) to MI. MI received $50,000 from Mr. Malizia as of March 31, 2008. The advanced funds are interest free and to be repaid by Paul S. Moller with 90 days on demand. Mr. Malizia is forming RES, which is a potential licensee of the Rotapower engine technology. The funds he has provided to date are "earnest money" deposits towards the purchase of this license. The license fee and subsequent royalties are substantial, therefore, these advanced funds may be converted once the agreement is finalized.


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


NOTE E - STOCK OPTION PLANS

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. Amortization of stock option expense during the quarter ended March 31, 2008, related to stock options granted during previous years totaled $31,874.

In the nine months ended March 31, 2008 MI had stock based compensation expense of $193,380. New stock options were issued to MI's Board of Directors (excluding Dr. Moller) at an expense of $8,534. New stock options were issued to employees at an expense of $55,445. For this period 46,305 shares of common stock were issued for services in the amount of $32,037. MI recognized a $95,622 expense for stock options previously issued to employees.

Previously, MI had its 1991 Stock Option Plan that allowed for the granting of Non-qualified Stock Options to employees and consultants and Incentive Stock Options to employees. The total shares available for grant under that plan were 7,500,000. As of March 31, 2008, no outstanding Stock Options were available under this plan.

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

2004 Stock Option Plan

Option activity for 2004 Stock, Option and Restricted Stock Benefit Plan as of March 31, 2008 is as follows:

                                                                                                   Weighted
                                                                    Range of                       Average
                                                  Total              Option          Total         Exercise
                                                 Granted             Prices          vested         Price
                                                 -------             ------          ------         -----
Balance at June 30, 2006                          1,300,039     $0.86 to $4.51       1,300,039      $2.10

                                    Granted         189,577     $0.38 to $1.00                      $0.48
                                  Exercised          (5,000)
                                  Forfeited         (31,200)         $0.86                          $0.86

Balance at June 30, 2007                          1,453,416     $0.38 to $4.51       1,453,416      $2.00

                                    Granted         170,327     $0.60 to $0.88                      $0.78

Balance at March 31, 2008                         1,623,743     $0.38 to $4.51       1,623,743      $1.80

Additional option information for the quarter ended March 31, 2008, is as follows:

                                                                               Weighted
                                                                                Average
                                                                  Weighted     Remaining                  Weighted
                                                                   Average      Life in                   Average
                Price Range                   Outstanding           Price        Years     Exercisable     Price
                -----------                   -----------           -----        -----     -----------     -----
              $3.24 to $4.51                         505,887        $3.94         9.17          505,887    $3.94
               $.86 to $1.03                         794,152        $0.86         7.53          794,152    $0.86
               $.38 to $1.00                         153,377        $0.48         1.06          153,377    $0.48
                   $0.88                              15,000        $0.88         1.06           15,000    $0.88
              $0.60 to $0.79                         155,327        $0.77         1.06          155,327    $0.77
              --------------                         -------        -----         ----          -------    -----
                                                   1,623,743        $1.89         7.35        1,623,743    $2.05

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)

For the three months ended March 31, 2008, we had a net loss of $702,027 or $0.02 loss per share as compared to a net loss of $551,760 or $0.01 loss per share for the same period of 2007. Freedom Motors did not have contract revenues this period in this year as well as the previous year. Operating costs for this period increased from those of 2007 but are not indicative of any meaningful trends.

Nine Months Ended March 31, 2008 and March 31, 2007 (Unaudited)

For the nine months ended March 31, 2008, we had a net loss of $1,391,813 or $0.03 loss per share as compared to a net loss of $2,032,674 or $0.04 loss per share for the same period of 2007. Contract revenues from Freedom Motors increased by $449,994 this period and were recognized when the cash was received. Again, these increases are not indicative of any meaningful revenue trends.

We continue to pursue funding sufficient for simultaneous development of the Skycar, Rotapower engine and Aerobot products. We currently are proposing to produce variations of our M200X, an earlier prototype volantor. Although there is no assurance that the M200-based vehicles will meet with success in the market place, we are actively seeking support for the program and, if found, may choose to move into the production of these vehicles. Again, operating costs for this period decreased from those of 2007 principally as result of a legal settlement reached in 2007.

Going Concern

As of March 31, 2008, we have accumulated deficits of $41,877,969. We currently have limited recurring revenue-producing products and are continuing our development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon our ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of our products. These factors raise substantial doubt as to our ability to continue as a going concern.

We have been in continuous dialogue with various entities for contract services, licensing agreements, joint product development activities and other revenue generating activities. As of March 31, 2008, we have not finalized any new agreements. We intend to continue to develop the M200-class vehicles in the near future, given sufficient funds materialize to support that effort. We have explored the potential marketability of the Research Park facilities, both from a sales and lease perspective.

Our majority shareholder is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans. As of March 31, 2008, amounts outstanding to him total $2,878,331 and the total owed to the limited partnership is $1,806,107 from these transactions. The total rent payments, including interest owed to Dr. Moller at March 31, 2008 are $2,436,667. Dr. Moller has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $684,250. In addition, Dr. Moller assumed the obligation for previously paid employee advances in the amount of $40,197 at December 31, 2007 and it has been offset against his Note Payable.

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


                                          MOLLER INTERNATIONAL, INC.

May 15, 2008                              /s/ Paul S. Moller
------------                              --------------------------------------
    Date                                  Paul S. Moller, Ph.D.
                                          President, CEO, Chairman of the Board