Form 10KSB
period 2008-06-30
MOLLER INTERNATIONAL INC
filed 2008-10-14
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Yes ☐  No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2008 are $552,317.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $7,777,914 with a total of 19,444,785 shares owned by non-affiliates as of October 6, 2008 and the closing price of such common equity of $0.40 per share on the OTC Bulletin Board on such date.

As of October 13, 2008, the Company had 45,747,469 common shares issued and outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☑

-i-

-ii-

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

The M200X, a vehicle that was developed in the 1970s and demonstrated in approximately 150 manned flights up until the early 1990s, is now being readied for market.  Funding constraints have forced us to revise the estimated number of units that will be completed this calendar year to 3 from the previously targeted 12 to 40 units, but the Company continues to move forward and anticipates that the M200-based products will be the first vehicles that the company brings to market.

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

OUR PRODUCTS

We currently have no products that are ready to go to market, although we anticipate availability of M200-based products within the next 6-to-12 months.  We are in the latter stages of development of a number of other innovative aviation products that we hope to launch in the coming years.  Our founder, Dr. Paul S. Moller, has for more than thirty-five years been engaged in research and development activities aimed at designing and producing an aircraft that combines the speed and efficiency advantages of the fixed-wing airplane with the vertical take-off and landing and hovering capabilities of the helicopter. We believe that such an innovation will deliver to a wide range of conventional aircraft operators a new level of utility and economy for a variety of aerial applications. By-products of our aircraft development activities, in particular the Moller Rotary Engine and the Aerobot remotely-flown air-borne vehicle, should become important products in their own right and could account for an important segment of our overall sales once production commences. Except as noted above it remains uncertain when, if ever, we will enter commercial production of any of our other products.

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

Moreover, mass transportation using the Skycar would likely have to rely on some future navigation system such as NASA’s (National Aeronautics and Space Administration, an agency of the federal government) proposed Small Aircraft Transportation System (“SATS”), which is funded with public funds. Demonstrations of a “Highway in the Sky” technologies have been emerging for the past several years and the Company continues to believe it can rely on these technologies for many of the navigational requirements of the Skycar.

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

Near-term Objectives

With over 150 manned and unmanned flight demonstrations of the M200X volantor since 1989 we recognize that these successful and extensive test flights of the Neuera may provide the Company with a more easily achieved, nearer term product.  We also see an opportunity to offer derivatives of this basic aircraft design for various utilitarian and recreational applications. While the Skycar is designed for much higher speed it is also expected to require a lengthy and expensive FAA certification program.  The M200-based products may provide a less expensive and shorter time to market opportunity.  Since the Company is experiencing shortfalls in available funding which have slowed production plans for the Skycar, we are now looking to other potential Moller products and their potential ability to generate near-term revenue.

The Company feels that the initial market for M200-based products will be for derivatives that appear exempt from FAA certification requirements.  FAA certification is a detailed analysis, documentation and test process that applies to most aircraft that operate in the US National air space. It can require over two years to complete. However there are a number of exceptions to this requirement. For example, if the user completes 50% of the construction, the aircraft falls into a category of a “home built” and other rules apply. The Company estimates there are presently over 35,000 aircraft under construction in this category.

Building aircraft for the “home built” market has been a milestone on the path to a manufacturer’s FAA certified aircraft production while mitigating some of the legal liabilities to the manufacturer during this startup period. In the case of the M200E Neuera volantor we anticipate that the builder will not be required to participate in the construction of the vehicle’s powerplants or computer controls, and since the airframe is composed of two halves bolted together, the user’s assembly time is estimated at less that 50 hours and will require only rudimentary technical skills.  From the Company’s perspective the lower product liability and minimal assembly labor requirements make the M200E Neuera an attractive and achievable product to bring to market.

Another variation to the basic M200 series is the M200G.  The M200G Neuera is intended to operate within ground effect, and thereby may also be exempt from FAA certification requirements.  This low-level of flight allows the craft to operate below what is commonly considered to be the National Air Space and therefore appears to not to fall under the jurisdiction of the FAA.

The following is a list of potential models that could be derived from the M200-class volantor:

• As demonstrators for marketing purposes and use over one’s own property (M200D)

• For operation within ground effect (up to 10 ft altitude) (M200G)

• As a rescue vehicle from side of skyscrapers (Firefly)

• As a military aircraft (M200M, M200R)

• Under the EAA category (home built) (M200E)

The Company has extensive hard tooling in place to rapidly produce the airframe and engines for M200-class vehicles. We intend to replace the analog artificial stability system used in the original M200X with the latest digital system originally developed for the M400 Skycar. The most significant differences between various models involve engine horsepower and seating arrangement.

The various models will emphasize safety as the number one design criteria. The following design elements will be incorporated in the vehicles to achieve this:

• Fueled by a mixture of 70% ethanol – 30% water. This combination will barely ignite outside the engine. It then burns very slowly for a short time before extinguishing itself as the ethanol reduces and the water remains.

• Air-bags will be used extensively throughout the cockpit.

• The artificial stability system will be highly redundant with at least four identical computers providing stability control.

• Able to tolerate one engine failure during hover. A second failure will lead to a survivable hard landing.

• Racecar impact-resistant fuel tanks will be used.

• Redundant fuel level warning system will be incorporated.

• Vehicle parachutes will be available on all models.

• Damage resistant composite fan blades will be used based on the Company’s proven experience.

Vehicle prices will vary depending on the model and use. The goal is to take orders for a sufficient number that economy of scale can apply. The minimum quantity sought is 1,000 vehicles to be delivered over a three-year period. Beyond the first 40 M200G models sold, the Company believes the prices will vary from approx. $95,000 for a single passenger M200G model to approximately $350,000 for the Firefly 3, a high-performance model intended for missions requiring a payload of three people or less.

Our goal is to complete the construction of a minimum of a up to 6 demonstrators, followed by 40 vehicles in the first year of production, 270 in the second year, and 650 in the third year. The plan requires that sufficient capital be raised and the projections are dependant on this funding being available, demand for the product develops as expected and that the anticipated production schedule can be kept.

There is a continuing potential market for other products that have been designed, developed and tested by the Company but these are not being immediate pursued due to the focus on the M200 Neuera volantor and variations on that design.

The Company believes the M400 Skycar and their derivative are capable of much higher speed and range and anticipates that they will enter the civilian market following a successful FAA certification effort. As stated earlier, the funding required for this effort is significant and while it remains the long-term objective of the Company, we do not expect to enter into this program before 2011 at the earliest.

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

	MOLLER ROTARY(1)	STANDARD PISTON(2)
POWER	160 hp	180 hp
WEIGHT	85 lbs	260 lbs
VOLUME	1.0 ft3	8.6 ft3
FRONTAL AREA	0.8 ft2	3 ft2

Horsepower per Pound of Engine Weight		Horsepower per Cubic Foot of Engine Volume		Horsepower per Square Foot of Engine Frontal Area

200

160
2.0

0.7
40
15

Moller Rotary(1)	Standard Piston(2)	Moller Rotary(1)	Standard Piston(2)	Moller Rotary(1)	Standard Piston(2)

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

PATENTS

The current status of Moller International’s U.S. and Foreign Patents and Trademarks is listed below:

Patent or Application Number	Name	Country

266288	Vertical Takeoff & Landing	France
279391	Robotic or Remotely	Europe
303730	Improved Vertical Takeoff & Landing	International
326,708	Trademark Aerobot	Canada
512345	VTOL Aircraft	Europe
1144249	Stabilizing Control	Europe
1,367,510	Trademark Aerobot	US
1,739,687	Trademark Skycar	US
1,964,355	Trademark Skycar	US
2,101,936	Trademark Rotapower	US
2514777	Improved Vertical Takeoff & Landing	Canada

3385273	Rotary Engine Having	Japan
3709001.6	Vertical Takeoff & Landing	Europe
4795111	Robotic or Remotely	US
5115996	VTOL Aircraft	US
6164942	Rotary Engine Having	US
6325603	Rotary Engine Having	US
6,450,445	Stabilizing Control	US
6808140	Improved Vertical Takeoff & Landing	US
9827045	Rotary Engine Having	International
76,066,387	Trademark Skycar	US
999630924	Rotary Engine Having	Europe/France/GB/Italy/Nether
000243464-0001/0004	Vertical Takeoff & Landing	Europe
2000/14454	Trademark Skycar	South Africa
2000/14455	Trademark Skycar	South Africa
2004/002796	Improved Vertical Takeoff & Landing	International
2004/254553	Improved Vertical Takeoff & Landing	Australia
2006/532279	Improved Vertical Takeoff & Landing	Japan
60/874,398	Diesel/Otto Cycle Multi-Fuel	US
60/918,130	Diesel/Otto Cycle	US
91/00247	VTOL Aircraft	International
99/29821	Rotary Engine Having	International
99/30392	Stabilizing Control	International
D498201	Vertical Takeoff & Landing	US

OUR MARKETS

Due to the innovative nature of the Moller Skycar, we cannot be certain of any level of market acceptance for the product. The following discussion of potential markets for our Skycar, Neuera and Aerobot products is based upon: 1) our observations and understanding of the ways various owners and operators of conventional fixed-wing and rotary-wing aircraft have used those vehicles; 2) our assumptions as to how the proposed design capabilities of our products may prove more efficient, utilitarian, or cost-effective features in those same or similar applications; and 3) anecdotal data from a small number of potential customers who have visited our facilities and expressed interest in the Skycar. However, until we can manufacture and deliver production model aircraft, we cannot be certain that operators will indeed realize benefits by employing our products in place of conventional aircraft employing significantly dissimilar technologies. Our ability to successfully market our Skycar and Aerobot products will depend in large part on the ability of those products to deliver a realizable benefit to users.

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

NEUERA™

Based on the M200X, the Neuera is both old and new.  Originally conceived as a stepping-stone on the path to the development of the M400 Skycar®, the Neuera™ is now seen as a potential product that can stand on its own merits.  Potentially a low cost, easy to operate and uniquely agile aircraft, the Company views the Neuera as a product that it can produce in the near-term that might gain wide acceptance as a recreational and/or utility vehicle.  With the anticipated software and computer hardware implementations the Company also believes it can constrain specific versions of the M200-class vehicle to operational speeds and altitudes that would exclude it from the necessity of obtaining FAA approvals and inspections as well as allow it to be operated by persons with little to no formal flight training. The Company feels that under these conditions, the cost to produce and operate a Neuera would be significantly less than other types of aircraft, and make it even more attractive to own.

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
Fire surveillance

COMPETITION

To date there are three fundamentally different aircraft design approaches to providing this vertical take off and landing (VTOL) capability:
·	Helicopters
·	Tilt-rotor aircraft
·	Ducted fan aircraft

Helicopters
Capable of lifting heavy loads with modest horsepower, the helicopter is capable of hovering for extended periods and its top speed is low, but adequate in most paramilitary roles.  However, the helicopter is very complicated with over 100 critical drive train moving parts and over 40 engine moving parts even when powered by a single engine.  Failure of any one of the critical drive train or engine’s moving parts while hovering below 200 feet of altitude above the ground is likely to be fatal for all aboard.  Above 200 feet the failure of any one of these moving components could be fatal.  As a result of the helicopter’s complexity and potential consequences of a component failure the operating maintenance and insurance costs are very high.

Tilt-rotor Aircraft
The tilt-rotor configuration is in reality a helicopter with added capability, which makes it more complicated and expensive to operate.  By rotating the helicopter’s rotors into a vertical rotating plane, the tilt-rotor aircraft is able to translate at approximately twice the speed of the high performance light helicopter.  The purchase price of the Bell Augusta BA-609 tilt-rotor is approximately $1 million per passenger seat versus $200,000 for a high performance light helicopter like those made by Hughes.

Ducted Fan Aircraft
There are two design directions to duct fan aircraft:
·	Enclose the twin rotors of a helicopter-like aircraft within protective ducts. The aircraft is often referred to as an “aerial jeep.”
·	Use many ducted fans with each fan driven directly by an engine, generally referred to as a volantor.

Aerial Jeep Approach
There have been a number of vehicles developed beginning in the 1950’s that attempted to use two large ducted fans driven by a central powerplant.  A few of these are shown below along with the date of their introduction.

Upper left:  Piasecki VZ-8 (1958), Upper right: Chrysler VZ-6 (1959), Lower left: Piasecki 59H (1962); Lower right:  X-Hawk (2006)

The limitations of this design (and that ultimately led to its termination after one or two prototypes) are as follows:
·	The design involved a large number of critical components in which the failure of any one and at any altitude was likely to be fatal.
·
Large ducted fans have inherently adverse reactions to airflow over the duct’s leading edge as they begin to translate.  The instabilities created greatly limit the forward speed since the airflow can stall at the leading edge of the duct.  Once this occurs the aircraft is lost.  The Chrysler VZ-6 and Piasecki VZ-8 never attempted to exceed 50 mph in forward speed.

·	The large fans made it difficult to locate a significant and/or bulky payload in a practical location.
·	Their complex drive train with many of the elements of the helicopter meant that the vehicle’s initial cost would be high, and it would have result in maintenance and insurance costs.

Clearly if this approach had any merit further development would have occurred.  It would seem that the recent X-Hawk, which is very similar to the previous “aerial jeep” concepts is relying on the adage “we repeat what we choose to forget.”

Volantors
The volantor uses enough ducted fans driven directly by individual engines to ensure that it can continue to hover on a hot day at altitude following the failure of an engine.  This requires a minimum of five engines with eight chosen to minimize installed power.

Since hover stability and control are achieved only through engine control no added mechanical complexity is needed.  This reduces cost and does not compromise the inherent statistical reliability of the volantor.  Since the engines directly drive the fans a drive train is also eliminated.

The Company believes the volantor’s simplicity will allow it to achieve the lowest cost per seat for an aircraft with both VTOL-capability and a reasonably fail-safe design.

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

Corporations — Moller intends to sell the M400 Skycar® to corporations for use in the airspace above their property and we plan to specifically target companies in industries such as timber and oil that have survey and exploration needs.  The Company also expects that it will be able to address a broader range of commercial applications in some foreign markets due to fewer legal restrictions than in the United States.

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

Neuera™

The Neuera is a directed-thrust vertical take off and landing aircraft in the late stages of production design.  The design relies on thrust generated by the eight ducted fans to lift the vehicle, as well as provide for forward movement up to about 100 miles per hour.  The eight ducted fans are located in a circular pattern around the vehicle and embedded into the saucer-like fuselage.  Four of the ducted fans have moving vanes at the exit of the duct, which are designed to deflect the thrust to provide forward movement and directional control.  Each of the individual engines directly drives a fan, with engine speed being the determining factor for the amount of thrust produced.  The Company has developed a flight control system that maintains stability through the use of precise throttle commands to each engine.  Any un-commanded change in the attitude of the aircraft will be detected and the system will issue multiple commands per second until it is corrected.

The Neuera volantors are intended for use "off-road" somewhat like an ATV or hovercraft would be used.  The Neuera is meant as an alternative to a trail bike, boat, jeep, airboat or other off-road vehicle to access remote areas that would otherwise not be open for travel.  It is not intended for use above roads, trails, walkways, etc. and especially not within an urban area where there are lots of other alternatives.  The exception to this would be for emergency services like fire fighting, search and rescue, and emergency medical evacuation from high-rise buildings and such.

It is the Company’s intent to directly market the Neuera to end-users initially, and then if demand is sufficient, solicit distributors from the among existing high-end recreational product distributors such as boat, snowmobile and ATV dealers.

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

Neuera™

The Neuera is remarkably simple to manufacture.  The complete airframe is composed of two halves with tooling in place for their manufacture.  This allows the production of approximately one airframe per workday with the existing molds.  The Company believes this is sufficient to address the near-term production requirements through our third year of production.  With present facilities of only 35,000 square feet, high-volume airframe production would have to occur elsewhere and we have not evaluated the cost associated with expanding production capacity.  All electronics will be subcontracted, as will the engines and their support structure.  Assembly of the first year’s production is projected to be accomplished within the present facility but lower cost facilities may be available or, if necessary, our operations might be cost-effectively expanded (space available for additional 50,000 square feet).  Alternatively assembly could be moved to facilities nearby. Engine components may be subcontracted with assembly and inspection occurring within the present facility, but the simplicity of the Rotapower engine makes its assembly and test operations elsewhere feasible.

In the simplest of terms, the volantor is basically made up of a number of computers coupled through algorithms to a number of engines.  Both of these components lend themselves to volume production in which economy of scale can have a dramatic effect on cost.

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

EMPLOYEES

We currently have 4 full-time employees and 7 part-time employees, including 3 management and executive management personnel. We have no specific plans for a significant increase or decrease in the number of our employees.  Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

NEED TO RAISE ADDITIONAL CAPITAL TO COMPLETE DEVELOPMENT AND FLIGHT TESTING

We estimate a cost of $26 million to demonstrate a flight worthy pre-production model of the M400 Skycar.  Likewise, $24 million is the estimated start up cost for the production of the Neuera volantor.  The Company’s current plan assumes that the required funds will be raised through the sale of equity, although no offer has been made nor are talks underway with any potential purchasers.

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

Need for Additional Capital

We will have to raise substantial amounts of capital before we can produce meaningful revenues from sales of our products with no assurance as to when or at what level revenues will commence. We estimate that we will need $26 million to demonstrate a fully-functional, pre-production prototype Skycar, and an additional $40 - $90 million to complete FAA certification and begin initial production of certified aircraft. Alternatively we believe we would require $24 million to fund the production startup of the Neuera.  Should we be unsuccessful in raising the needed capital, we may never develop into a viable business enterprise. At this time, we have no specific arrangements with any underwriters for the placement of our shares, nor any binding commitments from any person to invest in the Company.

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

Impacts related to Sarbanes-Oxley Act of 2002

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting. Section 404a of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB.

Effective with this annual report for the fiscal year ended June 30, 2008, we have been required to evaluate our internal control systems in order to allow our management to report on our internal controls.

In the event we have identified significant deficiencies or material weaknesses in our internal controls that we cannot correct in a timely manner with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Item 2. DESCRIPTION OF PROPERTY

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Item 3. LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  The case has not been set for trial.  On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate.  The court’s Probate Department has not yet issued a ruling, and the stay remains in place.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street.  MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.  MI and other parties have submitted comments regarding the draft cleanup and abatement order.  The draft CAO has not been finalized.  The property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI’s probable loss has been estimated at this time in the range of $200,000 to $1,000,000 and has accrued $200,000.  It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds. MI will continue to assess its potential loss in the future as more information is available.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2007 Annual Shareholders meeting held on November 10, 2007, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present:  Paul S. Moller, Faulkner White, Jim Toreson, and Mike Shanley.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.40 to a high of $1.25 per share during this reporting period with a trading volume of 24,451 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55

Shareholders of Record

As of October 13, 2008 there are 612 shareholders of record for common shares of Moller International.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Year Ended June 30, 2008

Moller International continues its research and development activities on the Skycar project with the objective of improving flight duration and range of the aircraft. These efforts are an extension of successful flights throughout the previous years and extensive ongoing engine tests, which we believe, will result in incremental improvements to the existing prototype, future prototypes and/or production aircraft, should we continue to operate. Staffing levels remained constant as the company continues to control labor costs in an effort to conserve available operating funds.  Management was successful in keeping Administrative salaries and wages consistent with last year’s level.  Seeking additional funding remains a top priority for the company. The Company continues with its initial stages of low-volume production for variations of its M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move more rapidly into the production of these vehicles.

Fiscal 2008 compared to 2007

Results of operations for the 2008 fiscal year varied from 2007. We incurred net losses of $2,004,555 and $2,676,261 in fiscal 2008 and 2007 respectively.

Consolidated loss per share was $.04 and $.06 for the 2008 and 2007 fiscal years, respectively. We generated no significant amount of revenue in either fiscal year. We are currently using cash to fund operations at an approximate rate of $117,000 per month, net of engineering revenue received, the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees of $257,406 and $267,777 in fiscal 2008 and 2007, respectively.

Cash salaries and wages, including benefits, remained relatively constant, representing 35% and 28% of total expenses for the 2008 and 2007 fiscal years, respectively.  With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $155,921 of accumulated short-term deferred payroll excluding accrued interest as of June 30, 2008.  Interest expense increased by $79,532 over the prior year primarily as a result of the accrual of interest on our loans from Milk Farm Associates and from Dr. Moller.  Milk Farm is a related entity because Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest.  The loan from Milk Farm is unsecured. It is due on demand and accrues interest at 7%.  At the fiscal year-end 2008, the outstanding principal amount was $1,737,596.  Loans from Dr. Moller are also unsecured and carry a 10% annual interest rate.  At June 30, 2008, the outstanding principal amount was $2,897,399.

As of June 30, 2008, Dr. Moller had a balance of $761,333 in deferred wages along with accrued interest.

Revenues increased by $470,056 in 2008.  Contract revenues from our affiliated entity, Freedom Motors increased $456,598. Only the amounts received in cash from this affiliated entity are recognized in revenue.   Miscellaneous revenues remained relatively constant. These increases are not indicative of any meaningful revenue trends.

Going Concern

MI has a net loss of $ 2,004,555 for fiscal 2008 and has an equity deficit of $10,999,643.  MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Liquidity and Capital Resources

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of June 30, 2008, a total of $2,897,339 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800.  The total deferred rent owing to Dr. Moller at June 30, 2008 is $1,585,380.

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

MI recognizes stock based compensation for options granted to its employees in accordance with SFAS 123R.  MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model.  The model is based on assumptions including (1) fair market value of its common stock on the date of grant; (2) volatility of its common stock ranging from 147.71 to 149.79 (3) discount rate ranging from 1.74 to 3.11 and (3) expected dividend of zero.  As a result of these assumptions, MI recognized total stock based compensation of $ 72,867 and $54,856 during the fiscal years ended June 30, 2008 and 2007.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Moller International, Inc. as of June 30,2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Moller International, Inc. is not required to have, nor were we engaged to perform an audit of internal control over financial reporting.  Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Moller International Inc.’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moller International, Inc. as of June 30, 2008 and 2007, and the results of operations and cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
October 13, 2008

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS As of June 30, 2008 and 2007

	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$-	$5,715
Accounts receivable	13,563	42,513
Prepaid expenses	-	-
Total Current Assets	13,563	48,228

PROPERTY AND EQUIPMENT, net of accumulated depreciation	11,933	11,863

OTHER ASSETS
Patent costs	72,529	72,529
Advance to Freedom Motors	-	23,957
Workers' compensation deposit	1,167	1,059
Total other assets	73,696	97,545

	$99,192	$157,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$545,171	$349,192
Accrued liabilities	433,448	408,716
Accrued liabilities-related parties	413,290	288,626
Accrued liabilities-majority shareholder	2,453,161	2,108,357
Notes payable-other	958,078	532,968
Note payable - majority shareholder	2,897,399	2,574,804
Notes payable - minority shareholders	348,671	318,730
Notes payable - related parties	1,737,596	1,783,472
Deferred wages - employees	155,921	173,080
Customer deposits	394,767	409,767
Total current liabilities	10,337,502	8,947,712
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	761,333	462,418
Total long term liabilities	761,333	462,418

Total liabilities	11,098,835	9,410,130

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value, issued
and outstanding, 45,736,914 and 45,725,979 shares at June 30, 2008 and 2007	31,491,068	31,233,662
Accumulated deficit	(42,490,711)	(40,486,156)
Total deficit in stockholders' equity	(10,999,643)	(9,252,494)

	$99,192	$157,636

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended June 30, 2008 and 2007

	2008	2007
REVENUE
Revenues from affiliate	$543,533	$73,726
Miscellaneous	8,784	8,573
TOTAL REVENUE	552,317	82,299

EXPENSES
Administrative salaries and wages	666,506	691,136
Building expenses	60,842	50,537
Depreciation expense	1,437	1,545
Direct project expenses	285,922	251,540
Employee benefits and payroll taxes	165,336	139,949
Legal, accounting, and professional fees	166,368	186,452
Office supplies and expense	36,451	152,318
Other expenses	47,503	53,878
Patent expense	55,654	8,815
Settlement expense	-	225,714
Rent expense to majority shareholder	527,389	532,743
Total expenses	2,013,408	2,294,627

Loss from operations	(1,461,091)	(2,212,328)

OTHER EXPENSE
Interest	543,464	463,933
Total other expense	543,464	463,933

NET LOSS	$(2,004,555)	$(2,676,261)

Loss per common share, basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding	45,712,315	45,634,698

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS' DEFICIT
For the Years ended June 30, 2008 and 2007

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances at June 30, 2006	45,526,821	$29,538,873	$(37,809,895)	$(8,271,022)

Shares issued for Services	197,344	85,070		85,070
Fair value of employee stock options		178,106		178,106
Fair value of executive stock options		4,601		4,601
Debt Forgiveness		1,449,248		1,449,248
Canceled Shares	(3,186.00)	-		-
Stock Options Exercised	5,000	2,050		2,050
Repurchase of Shares		(24,286)		(24,286)
Net Loss			$(2,676,261)	$(2,676,261)
Balances at June 30, 2007	45,725,979	31,233,662	$(40,486,156)	$(9,252,494)

Shares issued for Services	71,650	46,767		46,767
Fair value of employee stock options		202,105		202,105
Fair value of executive stock options		8,534		8,534
Canceled Shares	(60,715)
Net Loss			$(2,004,555)	$(2,004,555)
Balance at June 30, 2008	45,736,914	$31,491,068	$(42,490,711)	$(10,999,643)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
For the Years ended June 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net Loss	$(2,004,555)	$(2,676,261)
Adjustments to Reconcile Net Loss
to Net Cash Used:
Depreciation expense	1,437	1,545
Stock based compensation	257,406	267,777
Change in assets and liabilities:
Accounts receivable	52,907	37,432
Accounts payable	195,979	79,017
Accrued liabilities	775,954	665,791
Customer deposits	(15,000)	(32,500)
Prepaid expenses	-	(25,016)
Other assets	(108)	-
Net Cash Used in Operating Activities	(735,980)	(1,411,536)

Cash Used in Investing Activities
Purchase of equipment	(1,856)	(2,222)
Proceeds from sale of equipment	350	-
Purchase of other assets	-	(20,981)
Net Cash Used in investing Activities	(1,506)	(23,203)

Cash Flows Provided from Financing Activities
Exercise of stock options	-	2,050
Borrowing from related party debt	521,375	1,809,007
Payment on accrued settlement	-	(225,000)
Payments related party note payable	(214,714)	(135,033)
Borrowing from non-related party	433,110	-
Principal payments on long term debt	-	(12,000.00)
Payments of notes Payable	(8,000)	-

Net Cash Provided from Financing Activities	731,771	1,439,024

Net decrease In Cash	(5,715)	4,285
Cash Balance at End of Period	-	5,715
Cash Balance at Beginning of Period	$5,715	$1,430

See summary of significant accounting policies and notes to financial statements.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred.  At June 30, 2008, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 13,429,408 shares.

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

The final criterion, Collectibility, is determined by Freedom Motors’ ability and willingness to pay its debts. Since Freedom Motors is itself a startup company, it has not been in a position to pay until it acquired contracts and received revenue from those contracts.  When Freedom Motors received revenue during this reporting period, they notified Moller International and stated their intent to pay a portion of fees accumulated for services rendered.  When Moller International receives the payment for services, then management recognizes and records revenue that is equal to the fees received.

The company performs contract services for its former subsidiary, Freedom Motors (FM).  In accordance with the Technology Development and License Agreement between MI and FM dated October 28, 1999, MI provides FM the personnel and facilities as required to adapt its Rotapower engine to applications where the potential exists for high volume production.  MI also handles FM's bookkeeping and other administrative functions.    From the date of the spin-off, April 1, 2001, forward, due to the uncertainty of FM’s ability to pay amounts owed, MI does not recognize any revenue related to these transactions with until it receives payment from FM. Accumulated billings to FM for the period from April 1, 2001 to June 30, 2007 totaled $7,322,199.  For the year ended June 30, 2008, contract services billed to FM totaled $1,610,588, resulting in accumulated billings of $8,068,632.  The amounts of these billings have been fully reserved.

For the year ended June 30, 2008, FM remitted a total of $530,420 in payments to MI, which has been recognized as contract revenues in the statement of operations for the year ended June 30, 2008.  In addition, in prior years, FM had remitted a total of $1,017,643 in payments to MI.  Those amounts had been previously classified as a reduction in the A/R from affiliate receivable between the two companies.

Miscellaneous revenue derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale.

Research and Development Costs

All research and development costs are expensed as incurred.

NOTE B – GOING CONCERN

MI has a net loss of $2,004,555 for fiscal 2008 and has an accumulated deficit.  MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of June 30, 2008, a total of $2,959,179 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800.  The total deferred rent owing to Dr. Moller at June 30, 2008 is $1,585,380. In addition, during the fiscal year ended June 30, 2008, MI received funds from a non-related party of $433,110.

There can be no assurance that this majority shareholder or others will continue to have the ability to continue to make such short-term loans to MI in the future.  Dr. Moller is under no legal obligation to provide additional loans to the company.  In the event that he cannot continue to make such loans, or that MI does not receive funds from other sources, MI may be unable to continue to operate as a going concern.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide MI with the capital needed to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE C - Property and Equipment

Property and Equipment is recorded at cost and is depreciated over its estimated service life on a straight-line basis.  Estimated service lives range from five to fifteen years.

	June 30, 2007	June 30, 2008
Production and R&D Equipment	$393,158	$394,664
Computer equipment and software	420,099	420,099
Furniture and fixtures	75,650	75,650
	888,907	890,413
Less accumulated depreciation	(877,044)	(878,480)

	$11,863	$11,933

NOTE D - Stock-Based Compensation

During the years ended June 30, 2008 and 2007, MI issued 201,819 and 189,577 options to employees with contract terms ranging from one to two years and exercise prices ranging from $0.60 to $0.88 and 15,000 options to board members.  Compensation expense of $83,143 and $85,069  was recognized during the years ended June 30, 2008 and 2007, respectively.  There was no unamortized compensation amount at June 30, 2008.

The compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black Scholes method, based on assumptions including (1) risk-free interest rates ranging from 1.74% to 3.11%, (2) an estimated expected term approximately one year based on the “plain vanilla” method allowed under SAB 107 and SFAS 123R, (3) no dividend rate and (4) computed volatility rates ranging from 149.43% to 259.44% on the underlying stock.

During June 30, 2006, MI granted 3,988,914 options to employees and the majority shareholder with contract terms ranging from three months to ten years and exercise prices ranging from $0.86 to $1.03.  Of these options, 3,194,762 were granted to the majority shareholder.  During June 30, 2008, amortization of these stock options totaled $127,496.

During the years ended June 30, 2008 and 2007, MI issued 71,650 and 197,344 shares for services to outside consultants and estimated the value of these shares at the market value on the date of issuance of $46,767 and $85,069, respectively.

NOTE E – CUSTOMER DEPOSITS

Customer deposits are payments made to MI, generally at $10,000 per unit, for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public.  Deposits are refundable at any time upon request.  During the year ended June 30, 2008, MI paid $15,000 in refunds to its customers.

NOTE F – DEFERRED WAGES

The annual salary of the president $250,000 is being deferred until MI has reached a consistent level of profitability.

The president is aware and has expressly agreed to defer any accrued wages until such time that the company becomes profitable.  The President expects profitability of MI to be greater than a one-year time frame.  As of June 30, 2008 and 2007, respectively, as a result of these expectations, has classified the accrued wages of $625,000 along with the accrued interest of $136,333 and $375,000 and $87,418 as non-current.

At June 30, 2008 and 2007, members of management and other employees have deferred $110,826 and $141,458 of wages along with accrued interest of $45,095 and $31,622.

NOTE G – NOTES PAYABLE

MAJORITY SHAREHOLDER

At June 30, 2008 and 2007, notes payable to the majority shareholder, Dr. Paul S. Moller, are unsecured, and due on demand. There are two separate notes, one for $2,616,599 and $2,294,004 which bears interest at $10% per annum, and another note for $280,800 that is non-interest bearing.  During fiscal 2008, Moller loaned MI an additional $384,375, representing an increase in the interest bearing loan balance. Accrued interest on this loan aggregated $867,781 and $589,248 at June 30, 2008 and 2007.

MINORITY SHAREHOLDER

Notes payable to minority shareholders, at June 30, 2008 and 2007, consisted of short-term borrowings, all due on demand with an interest rate of 10% per annum.  The aggregate balance outstanding at June 30, 2008 and 2007 was $348,671 and $318,730.

RELATED PARTY

During the year ended June 30, 2008 and 2007, MI repaid $222,714 and $50,093 in loans and borrowed an additional $954,485 had a $1,737,596 balance owed to Milk Farm and a related entity.  The note is unsecured and bears a 7% interest rate.  Accrued interest on this loan totaled $413,290 and 288,626at June 30, 2008 and 2007.

Non-Related Party

During the year ended June 30, 2008, MI entered a guarantee agreement for the repayments of a pledged $433,110 advance payment made by Barry Malizia, Chairman of Rotapower Engine Systems Limited (RES), to MI. The advanced funds are interest free and to be repaid by Dr. Paul S. Moller within 90 days on demand. As of June 30, 2008, MI has not yet repaid any of the amounts. Mr. Malizia is forming RES, which is a potential licensee of the Rotapower engine technology.

OTHER NOTES - Pelican Ventures

In 2001, Pelican Ventures LLC loaned $500,000 to MI for the development of a diesel-powered rotary engine.  The loan carries interest at 9%, is secured by substantially all assets, and was originally due in 2002.

Pelican canceled the agreement in June 2002 and the dispute has not been resolved.  MI ceased accruing interest in August 2002.

NOTE H – COMMON STOCK TRANSACTIONS

During the year ended June 30, 2008 and 2007, MI issued 71,650 and 197,344 shares of common stock to certain individuals in recognition of various services provided MI recorded compensation expense of $46,767 and 85,070 based on a fair market value per share of $0.53 to $0.93 and $0.32 to $0.56, determined by taking the closing price for the stock at the dates the services were provided.

NOTE I– LEASE COMMITMENT

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

Rent expense charged to operations under this lease, including property taxes, aggregated $527,389 and $532,743 for fiscal 2008 and 2007, respectively.

NOTE J – STOCK OPTION PLANS

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

Compensation of Directors

Our employee directors do not receive any compensation for their services as directors.  Non-employee directors are entitled to standardized stock option grants on the first day of a directorship year, which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Non-employee directors receive a grant of 5,000 options to purchase common stock at an exercise price equal to the closing price on the date of appointment.

Option activity for the years ended June 30, 2008 and 2007 is as follows:

				Weighted
		Range of		Average
	Total	Option	Total	Exercise
	Granted	Prices	vested	Price

Balance at June 30, 2006	13,074,212			$1.35
			13,074,212	-
Granted	189,577	$0.38 to $1.00		$0.48
Exercised	(5,000)
Forfeited	(31,200)
Balance at June 30, 2007	13,227,589
			13,227,589

Granted	201,819	$0.60 to $088		$0.75
Balance at June 30, 2008	13,429,408
Vested at June 30, 2008			13,429,408

Additional option information for the year ended June 30, 2008, is as follows:

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Life in		Average
Price Range	Outstanding	Price	Years	Exercisable	Price
$.81 to $1.35	6,141,880	$1.15	3.17	6,116,880	$1.15
$1.72 to $2.67	2,459,644	$2.16	0.75	2,459,644	$2.15
$3.24 to $5.50	483,769	$3.94	9.17	483,769	$3.94
$.86 to $1.03	3,967,719	$0.86	7.53	3,967,719	$0.86
$.38 to $1.00	184,577	$0.48		184,577	$0.48
$.60 to $.88	201,819	$0.75		201,819	$0.75
	13,439,408	$1.33		13,414,408	$1.33

NOTE K – INCOME TAXES

At June 30, 2008, MI had $15,283,751 in net operating loss (NOL) carryforwards to offset future federal taxable income, resulting in a deferred tax asset of $5,196,475.  In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $5,196,475 million has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The cumulative net operating losses are scheduled to expire through 2028.

NOTE L – LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  The case has not been set for trial.  On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate.  The court’s Probate Department has not yet issued a ruling, and the stay remains in place.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street.  MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.  MI and other parties have submitted comments regarding the draft cleanup and abatement order.  The draft CAO has not been finalized.  The property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI’s probable loss has been estimated at this time in the range of $200,000 to $1,000,000.  It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.

NOTE M – DEBT FORGIVENESS

During the year ended June 30, 2007, Dr. Moller forfeited his right to collect payment of $1,449,248 of the total amount shown as payable to him. This amount was treated as a capital contribution and was included as an increase in capital during 2007.

NOTE N – SUBSEQUENT EVENTS

Subsequent to June 30, 2008 MI has issued 10,555 shares of stock for services.  These shares where issued under the Moller International Stock, Restricted Stock, Options Benefit Plan of 2004.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. Our CEO and CFO are the same person, Dr. Paul Moller.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our contract accountant.  The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer and General Manager. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our contract accountant.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management s report in this Annual Report on Form 10-KSB.

Changes in Internal Control over Financial Reporting.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	71	10/2007 – 10/2008	No
Faulkner White	57	10/2007 – 10/2008	No
Jim Toreson	66	10/2007 – 10/2008	No
Mike Shanley	59	10/2007 – 10/2008	No

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moller, President	2008	$250,000(1)	$0	$0	$0	$0		$0	$250,000(1)
Faulkner White	2008	$0	$0	$0	$4,400	$0		$0	$4,400
Jim Toreson	2008	$0	$0	$0	$4,400	$0		$0	$4,400
Mike Shanley	2008	$0	$0	$0	$4,400	$0		$0	$4,400

(1) $250,000 of this amount shown is deferred at the election of the Executive, not as part of any plan.
(2) Each member of the Board of Directors (with the exclusion of Paul Moller) was issued options for 5,000 shares of Moller International stock as compensation for service on the Board for the 12-month term of office.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of September 1, 2008:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common Stock(1)	Paul S. Moller (1) (2) 9350 Currey Rd Dixon, CA 95620	24,889,415	48.53% (3)

(1)	Has options to purchase 9,194,762 shares.
(2)	Total includes 25,819,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller.
(3)	63.98% of class if all existing options are exercised.

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

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2008 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (3)

Common Stock	Paul S. Moller (1) (2)	34,084,177 (D,I)	58%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280 (D)	00.003%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000 (D)	00.00%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583 (D)	00.00%
	Bradfield Close Working
	Surrey GU22 7RE, UK

(1)	Total include options to purchase 9,194,762 shares.
(2)	Total includes 25,819,909 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller
(3)	Percentage of class based on 59,166,322 potential shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes, one for $2,616,599 which bears interest at $10% per annum, and another note for $280,800 that is non-interest bearing. (see Note E to the financial statements)

During the year ended June 30, 2008, the Company repaid $112,876 in loans and had a $1,737,596 balance owed to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity.  Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest. (see Note F to the financial statements)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a.)	Exhibits

Exhibit No.                             Description

Exhibit 31.1                            Certification of CEO / CFO

Exhibit 32.1                            Certification of CEO / CFO

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2008:

The Company filed:
(1)
Form 8-K accepted on 22 January 2008 stating that the Audit Committee approved the engagement of The Reznick Group PC (“Reznick Group ”) as the independent registered public accountants of the Company for the fiscal year ending June 30, 2008, and dismissed the firm of Malone & Bailey, P.C (“ M&B ”) as auditors.

(2)
Form 8-K accepted on 19 February 2008 stating the Company was not able to file its Form 10-QSB by the prescribed extended filing date for the period ended December 31, 2007 without unreasonable effort and expense.

(3)
Form 8-K accepted on 4 April 2008 stating the Company had terminated its service agreement with The Reznick Group PC (“Reznick Group ”), and dismissed the firm effective April 3, 2008.  Furthermore it stated that the Company had re-engaged the services of Malone & Bailey, P.C (“M&B”) as the Company’s independent auditors, effective April 3, 2008 for fiscal year end June 30, 2008.

(4)
Form 8-K accepted on 7 May 2008 stating that on April 30, 2008 the Company received correspondence from the Securities Exchange Commission stating the Company’s April 4, 2008 Form 8-K failed to provide the necessary disclosures of Item 304 of Regulation S-B, and specifically that a confirmation from the accounting firm acknowledging there were no issues pending resolution or any unresolved disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as of the date of dismissal. The filing provided materials to address these issues and no subsequent communications from the SEC have been received on this topic.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2008	2007
Audit and Quarterly Review Fees	$79,619	$54,949
Audit-related Fees		0
Tax Fees	0	11,783
All Other Fees	0	0
Total Fees	$79,619	$102,482

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

October 14, 2008	/s/ Dr. Paul S. Moller
Date	President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	10/14/08

/s/ Faulkner White	Director	10/14/08

/s/ Jim Toreson	Director	10/14/08

/s/ Mike Shanley	Director	10/14/08