Form 10-Q
period 2008-09-30
MOLLER INTERNATIONAL INC
filed 2008-11-14
CIK 871344

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   [X] QUARTERLY REPORT UNDER TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2008
                               ------------------

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Moller International, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                            1222 RESEARCH PARK DRIVE
                             DAVIS, CALIFORNIA 95618
                             -----------------------
                    (Address of principal executive offices,
                 Issuer's telephone number, including area code)

                      California                          68-0006075
                      -----------                         ----------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)

                    Issuer's telephone number (530) 756-5086
                    Issuer's facsimile number (530) 756-5179


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Large accelerated filer |_|                                             Accelerated filer |_|
Non-accecelerated filer |_| (Do not check if smaller reporting company) Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,745,247 shares as of November 13, 2008.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

                                                                          Page #

PART I  - FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

          Unaudited Consolidated Balance Sheets as of September 30, 2008
           and June 30, 2008                                                    1
          Unaudited Consolidated Statements of Operations for three-months
           ended September 30, 2008 and September 30, 2007                      2
          Unaudited Consolidated Statements of Cash Flows for the three
           months ended September 30, 2008 and September 30, 2007               3
          Notes to Consolidated Unaudited Financial Statements                  4

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                 6

ITEM 3  - QUALITATIVE AND QUANTITATIVE FACTORS CONCERNING MARKET RISKS          6

ITEM 4T - CONTROLS AND PROCEDURES                                               6

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings                                                     8

ITEM 2  - Unregistered Sales of Equity Securities and Use of Proceeds           8

ITEM 3  - Defaults upon Senior Securities                                       8

ITEM 4  - Submission of Matters to a Vote of Security Holders                   8

ITEM 5  - Other Matters                                                         8

ITEM 6  - Exhibits                                                              8

SIGNATURES                                                                      9

EXHIBITS

Exhibit 31.1     Certification Pursuant to Section 302 of the Sarbanes
                  Oxley Act                                                    10
Exhibit 31.2     Certification Pursuant to Section 302 of the Sarbanes
                  Oxley Act                                                    11
Exhibit 32.1     Certification Pursuant to Section 906 of the Sarbanes
                  Oxley Act                                                    12
Exhibit 32.2     Certification Pursuant to Section 906 of the Sarbanes
                  Oxley Act                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           MOLLER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                                                                 September 30, 2008             June 30, 2008
ASSETS
CURRENT ASSETS
   Cash                                                          $                -        $                -
   Accounts receivable                                                       10,723                    13,563
   Prepaid expenses                                                               -                         -
                                                                 ---------------------------------------------
           Total current assets                                              10,723                    13,563
                                                                 =============================================

PROPERTY AND EQUIPMENT, net of accumulated depreciation                      11,753                    11,933

OTHER ASSETS
Patent costs                                                                 72,529                    72,529
Advance to Freedom Motors                                                     2,123                         -
Workers' compensation deposit                                                   675                     1,167
           Total other assets                                                75,327                    73,696
                                                                 ---------------------------------------------
                                                                 $           97,803        $           99,192
                                                                 =============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable, trade                                       $          572,651        $          545,171
   Accrued liabilities                                                      449,414                   433,448
   Accrued liabilities-related parties                                      443,599                   413,290
   Accrued liabilities-majority shareholder                               2,646,181                 2,453,161
   Notes payable-other                                                      958,078                   958,078
   Note payable - majority shareholder                                    3,039,081                 2,897,399
   Notes payable - minority shareholders                                    365,671                   348,671
   Notes payable - related parties                                        1,736,560                 1,737,596
   Deferred wages - employees                                               174,582                   155,921
   Customer deposits                                                        394,767                   394,767
                                                                 ---------------------------------------------
           Total current liabilities                                     10,780,584                10,337,502
                                                                 =============================================
LONG TERM LIABILITIES

   Deferred wages and interest-majority shareholder                         839,908                   761,333
                                                                 ---------------------------------------------
           Total long term liabilities                                      839,908                   761,333
                                                                 ---------------------------------------------
           Total liabilities                                             11,620,492                11,098,835
                                                                 =============================================
STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value,
 45,747,469 and 45,684,334 shares issued and outstanding,
 respectively                                                            31,569,216                31,491,068
   Accumulated deficit                                                  (43,091,905)              (42,490,711)
           Total stockholders' deficit                                  (11,522,689)              (10,999,643)
                                                                 ---------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $           97,803        $           99,192
                                                                 =============================================


     See accompanying notes to unaudited consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                                                              Three Months Ended
                                                                  September 30, 2008       September 30, 2007
                                                                 --------------------     --------------------
INCOME
   Revenues - affiliate                                          $             2,851      $           518,027
                                                                 --------------------     --------------------
Total income                                                                   2,851                  518,027


OPERATING EXPENSES:
Administrative salaries and wages                                            135,362                  159,849
Building expenses                                                             15,167                   15,989
Depreciation expense                                                             180                      359
Direct project expenses                                                       65,303                   80,661
Employee benefits and payroll taxes                                           28,278                   31,771
Legal, accounting, and professional fees                                      34,432                   34,389
Office supplies and expense                                                   55,148                    7,867
Other expenses                                                                15,549                    8,514
Patent expense                                                               (15,231)                   3,266
Rent expense to majority shareholder                                         132,036                  131,847
                                                                 --------------------     --------------------
Total operating expenses                                                     466,224                  474,512
                                                                 --------------------     --------------------

Income (Loss) from Operations                                               (463,373)                  43,515

OTHER EXPENSE
   Interest                                                                  137,821                  124,586
                                                                 --------------------     --------------------
           Total other expense                                               137,821                  124,586

                                                                 --------------------     --------------------
NET LOSS                                                         $          (601,194)     $           (81,071)
                                                                 ====================     ====================

Loss per common share, basic and diluted                         $             (0.01)     $             (0.00)
                                                                 ====================     ====================

Weighted average common shares outstanding, basic and diluted             45,737,602               45,720,932
                                                                 ====================     ====================

     See accompanying notes to unaudited consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                          Three Months Ended
                                                              September 30,                September 30,
                                                                  2008                         2007
                                                         -----------------------      -----------------------
Cash Flows From Operating Activities
Net Loss                                                 $             (601,194)      $              (81,071)
Adjustments to Reconcile Net Loss
 to Net Cash Used in operating activities:
   Depreciation Expense                                                     180                          359
   Stock Based Compensation                                              78,148                       43,887
Change in assets and liabilities:
   Accounts Receivable, employees                                           717                           40
   Accounts Payable                                                      27,480                      (73,704)
   Accrued Liabilities                                                  336,531                      149,682
   Customer Deposits                                                                                  (5,000)
   Prepaid Expenses                                                           -                       14,587
   Other assets                                                             492                            -
                                                         ----------------------------------------------------
Net Cash (used in) provided by operating
 Activities                                              $             (157,646)      $               48,780

Cash Flows Provided by Financing Activities
   Borrowing from related party debt                                    170,423                      192,865
   Payments on related party note payable                               (12,777)                     (61,445)
                                                         ----------------------------------------------------
Net cash provided by financing Activities                $              157,646       $              131,420

Net (decrease) In Cash                                                        -                      180,200

Cash Balance at End of Period                            $                    -                      185,915
Cash Balance at Beginning of Period                      $                    -       $                5,715

Supplemental Disclosure of Non-Cash Financing
 Activities:

Contributed Capital in the form of contributed
 common shares                                           $               50,000       $                    -

     See accompanying notes to unaudited consolidated financial statements.

                           MOLLER INTERNATIONAL, INC.
                   Notes To Consolidated Financial Statements
                                    Unaudited


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. ("MI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of September 30, 2008, and its results of operations and its cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-KSB have been omitted.

NOTE B - GOING CONCERN

As of September 30, 2008, MI has accumulated deficits of $43,091,905 MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, ("Dr. Moller), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of September 30, 2008, amounts outstanding to him total $3,039,081 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at September 30, 2008 is $2,646,181. He has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $839,908.

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

NOTE C - NOTES PAYABLE - RELATED PARTIES

During the quarter ended September 30, 2008, MI borrowed an additional $9,500 from a related party and repaid $10,536. The total owed to this party is $1,736,560 at September 30, 2008. The amounts are due upon demand and interest is accrued at the stated rate of 7%.

NOTE D - STOCK-BASED COMPENSATION

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. Amortization of stock option expense during the quarter ended September 30, 2008, related to stock options granted during previous years totaled $23,716.

During the three months ended September 30, 2008, MI issued 10,555 shares for services to outside consultants and estimated the value of these shares at the fair market value on the date of issuance of $4,432, which approximates when services were performed.

On September 15, 2008, Dr. Moller entered a service agreement for a six month period with Wakabayashi Fund LLC. Per terms of the agreement, Wakabayashi is engaged to provide public relations services for MI in exchange for non-refundable retainer items of the issuance of 100,000 common shares at front and 50,000 shares monthly for 4 months. These shares issued for services were issued by Dr. Moller instead of MI. As of September 30, 2008, Dr. Moller contributed the first 100,000 common shares on behalf of MI per the terms of the agreement. As a result, MI recorded $50,000 in expense equal to the fair market value of these shares.

NOTE E - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court's Probate Department rules on an application for letters of instruction in connection with Mr. Miller's estate. The court's Probate Department has not yet issued a ruling, and the stay remains in place.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2008 and September 30, 2007

For the three-months ended September 30, 2008, we had a net loss of $601,194 or $0.01 loss per share as compared to a net loss of $81,071 or $0.00 loss per share for the same period of 2007. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern

As of September 30, 2008, MI has accumulated deficits of $43,091,905. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

ITEM 3 - QUALITATIVE AND QUANTITATIVE CONCERNS ABOUT MARKET RISK

As a smaller reporting company we are not required to report items under this section.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President, Paul Moller, acts as the "Certifying Officer" for the Company and is responsible for establishing and maintaining disclosure controls and procedures. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are not effective based on the required evaluation. We believe this is due to the limited resources devoted to accounting and financial reporting during this reporting period and the Company will continue to remedy the shortfall by hiring additional personnel to address its accounting and financial reporting functions as soon as possible and when funding becomes available.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company's internal controls over Financial Reporting since the year ended June 30, 2008.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court's Probate Department rules on an application for letters of instruction in connection with Mr. Miller's estate. The court's Probate Department has not yet issued a ruling, and the stay remains in place.

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

November 14, 2008                          /s/ Paul S. Moller
-----------------                          -------------------------------------
      Date                                 Paul S. Moller, Ph.D.
                                           President, CEO, Chairman of the Board