Form 10-Q
period 2008-12-31
MOLLER INTERNATIONAL INC
filed 2009-02-23
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-33173

Moller International, Inc.
(Exact name of registrant as specified in its charter)

California	68-0006075
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1222 Research Park Drive, Davis CA	95618
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (530) 756-5086

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

At February 23, 2009, there were 45,965,247 shares of common stock outstanding.

ii

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited
	December 31, 2008	June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$471	$-
Advances to Employees	485	363
Accounts Receivable Trade	9,800	9,800
Accounts Receivable Other	441	3,400
Total current assets	$11,197	$13,563

PROPERTY AND EQUIPMENT, net of accumulated depreciation	$11,573	$11,933

OTHER ASSETS
Patent costs	$72,529	$72,529
Advance to Freedom Motors	6	-
Workers' compensation deposit	353	1,167
Total other assets	$72,888	$73,696

	$95,658	$99,192
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$531,249	$545,171
Accrued liabilities	447,924	433,448
Accrued liabilities-related parties	443,599	413,290
Accrued liabilities-majority shareholder	2,778,777	2,453,161
Notes payable-other	969,854	958,078
Note payable - majority shareholder	3,057,095	2,897,399
Notes payable - minority shareholders	373,671	348,671
Notes payable - related parties	1,742,159	1,737,596
Deferred wages - employees	271,605	155,921
Customer deposits	394,767	394,767
Total current liabilities	$11,010,700	$10,337,502
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	$918,482	$761,333
Total long term liabilities	$918,482	$761,333
Total liabilities	$11,929,182	$11,098,835
STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value,
45,965,247 and 45,684,334 issued and outstanding respectively	$31,684,732	$31,491,068
Accumulated deficit	(43,518,256)	(42,490,711)
Total stockholders' deficit	$(11,833,524)	$(10,999,643)

	$95,658	$99,192

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended :		For the Six Months Ended:
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
INCOME
Revenues Affiliate	$123,745	$7,240	$126,596	$523,720
Miscellaneous	200	1,961	200	3,507
Total income	123,945	9,201	126,796	527,227

EXPENSES
Administrative salaries and wages	$139,541	$149,552	$274,903	$309,401
Building expenses	15,877	19,653	31,044	35,642
Depreciation expense	180	360	360	719
Direct project expenses	34,352	66,649	99,655	147,310
Employee benefits and payroll taxes	51,903	30,827	80,181	62,598
Legal, accounting, and professional fees	32,031	47,014	66,463	81,403
Office supplies and expense	28,734	13,119	83,882	20,986
Other expenses	8,174	26,711	23,723	35,225
Patent expense	(5,925)	5,402	(21,156)	8,668
Rent expense to majority shareholder	132,037	131,848	264,073	263,694
Total expenses	$436,904	$491,135	$903,128	$965,646

Operating Loss	$(312,959)	$(481,934)	$(776,332)	$(438,419)

OTHER EXPENSE
Interest	$113,392	$126,781	$251,213	$251,367
Total other expense	$113,392	$126,781	$251,213	$251,367

NET LOSS	$(426,351)	$(608,715)	$(1,027,545)	$(689,786)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	45,812,228	45,691,026	45,774,858	45,706,022

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	Six Months Ended
	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities
Net Loss	$(1,027,545)	$(689,786)
Adjustments to Reconcile Net Loss
to Net Cash Used:
Depreciation Expense	360	719
Stock Based Compensation	193,664	95,065
Change in assets and liabilities:
Accounts Receivable	2,831	2,266
Accounts Payable	(13,922)	(10,498)
Accrued Liabilities	643,234	233,070
Customer Deposits	-	(5,000)
Prepaid Expenses	-	23,933
Other assets	814	(528)
Deferred wages and accrued	-	139,839
Net Cash Used in Operating Activities	$(200,564)	$(210,920)

Cash Used in Investing Activities
Purchase of equipment	-	-
Proceeds from sale of equipment		204
Purchase of other assets	-
Net Cash Used in investing Activities	$-	$204

Cash Flows Provided from Financing Activities
Proceeds from related party note payable	204,821	59,000
Payments for related party note payable	(23,890)	(37,629)
Proceeds from note payable	20,104	209,306
Payments of notes payable	-	(24,563)

Net Cash Provided from Financing Activities	$201,035	$206,114

Net (decrease) In Cash	471	(4,602)
Cash Balance at End of Period	$471	5,715
Cash Balance at Beginning of Period	$-	$1,113

Supplemental Disclosure of Non-Cash Financing Activities:
Assumption of employee receivable by majority
shareholder	$-	$40,197
Contributed Capital in the form of common shares	$66,500	$-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008 filed on Form 10-KSB. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2008, and its results of operations and its cash flows for the six months ended December 31, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-KSB have been omitted.

NOTE B – GOING CONCERN

As of December 31, 2008, MI has accumulated deficits of $43,518,256.  MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, ("Dr. Moller"), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of December 31, 2008, amounts outstanding to him total $3,057,095 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at December 31, 2008 is $2,778,777.   He has also agreed to defer his salary.  Total amounts due to him for the deferred salaries including accrued interest total $918,482.

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

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the quarter ended December 31, 2008, MI borrowed an additional $5,900 from a related party and repaid $301.  The total owed to this party is $1,742,159 at December 31, 2008.  The amounts are due upon demand and interest is accrued at the stated rate of 5%.

During the quarter ended September 30, 2008, MI borrowed an additional $9,500 from a related party and repaid $10,536.

NOTE D - STOCK-BASED COMPENSATION

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. Amortization of stock option expense during the quarter ended December 31, 2008, related to stock options granted during previous years totaled $44,603.

During the three months ended December 31, 2008, MI issued 220,000 shares for services to outside consultants and estimated the value of these shares at the fair market value on the date of issuance of $79,200, which approximates when services were performed.

On September 15, 2008, Dr. Moller entered a service agreement for a six-month period with Wakabayashi Fund LLC.  Per terms of the agreement, Wakabayashi was engaged to provide public relations services for MI in exchange for non-refundable retainer items of the issuance of 100,000 common shares at front and 50,000 shares monthly for 4 months. These shares issued for services were issued by Dr. Moller instead of MI. In the current quarter ending December 31, 2008, Dr. Moller contributed 50,000 common shares on behalf of MI per the terms of the agreement. As a result, MI recorded $16,500 in expense equal to the fair market value of these shares.  The contract was canceled by MI after the first monthly contribution was made.

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

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street.  MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.  MI and other parties have submitted comments regarding the draft cleanup and abatement order.  The RWQCB has indicated that it will not move forward at this time with finalizing the draft cleanup and abatement order; and the property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI’s probable loss has been estimated at this time in the range of $200,000 to $1,000,000.  It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2008 and December 31, 2007

For the three-months ended December 31, 2008, we had a net loss of $426,351 or $0.01 loss per share as compared to a net loss of $608,715 or $0.01 loss per share for the same period of 2007.   We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2008 and December 31, 2007

For the six-months ended December 31, 2008, we had a net loss of $1,027,545 or $0.02 loss per share as compared to a net loss of $689,786 or $0.02 loss per share for the same period of 2007.    As stated above, we continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor and are attempting to license the Rotapower engine to a potential manufacturing entity.

Going Concern and Liquidity

As of December 31, 2008, MI has accumulated deficits of $43,518,256. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, ("Dr. Moller"), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of December 31, 2008, amounts outstanding to him total $3,057,095 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at December 31, 2008 is $2,778,777.   He has also agreed to defer his salary.  Total amounts due to him for the deferred salaries including accrued interest total $918,482.

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

ITEM 3 – QUALITATIVE AND QUANTITATIVE CONCERNS ABOUT MARKET RISK

As a smaller reporting company we are not required to report items under this section.

ITEM 4 T - CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2008.

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

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street.  MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.  MI and other parties have submitted comments regarding the draft cleanup and abatement order.  The RWQCB has indicated that it will not move forward at this time with finalizing the draft cleanup and abatement order; and the property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

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

(a) Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

February 23, 2009	/s/ Paul S. Moller
Date	Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board