Form 10-Q
period 2009-03-31
MOLLER INTERNATIONAL INC
filed 2009-05-20
CIK 871344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-33173

                           Moller International, Inc.
             (Exact name of registrant as specified in its charter)

           California                                   68-0006075
   ----------------------------               ------------------------------
         (State or other                             (I.R.S. Employer
         jurisdiction of                            Identification No.)
         incorporation)

     1222 Research Park Drive,
            Davis CA                                      95618
   ----------------------------               ------------------------------
      (Address of Principal                             (Zip Code)
        Executive Office)

       Registrant's telephone number, including area code: (530) 756-5086


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer   |_|                 Accelerated filer   |_|

 Non-accelerated filer |_|                     Smaller reporting company  |X|
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_| No |X|

At May 19, 2009, there were 45,980,565 shares of common stock outstanding.


                                                  TABLE OF CONTENTS

                                                                                                         Page #

PART I - FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008                         1
         Unaudited Consolidated Statements of Operations for three-and nine-months ended
                  March 31, 2009 and March 31, 2008                                                           2
         Unaudited Consolidated Statements of Cash Flows for the three-and nine-months ended
                  March 31, 2009 and March 31, 2008                                                           3
         Notes to Consolidated Unaudited Financial Statements                                                 4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6

ITEM 3 - QUALITATIVE AND QUANTITATIVE FACTORS CONCERNING MARKET RISKS                                         7

ITEM 4 T - CONTROLS AND PROCEDURES                                                                            7

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                                                    8

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                          8

ITEM 3 - Defaults upon Senior Securities                                                                      8

ITEM 4 - Submission of Matters to a Vote of Security Holders                                                  8

ITEM 5 - Other Matters                                                                                        8


SIGNATURES                                                                                                    9

EXHIBITS

Exhibit 31.1      Certification Pursuant to Section 302 of the Sarbanes Oxley Act                            10
Exhibit 31.2      Certification Pursuant to Section 302 of the Sarbanes Oxley Act                            11
Exhibit 32.1      Certification Pursuant to Section 906 of the Sarbanes Oxley Act                            12
Exhibit 32.2      Certification Pursuant to Section 906 of the Sarbanes Oxley Act                            13



                                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                         MOLLER INTERNATIONAL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                  Unaudited
                                                                             March 31, 2009    June 30, 2008
ASSETS
CURRENT ASSETS
     Cash                                                                    $        1,836    $            -
     Advances to Employees                                                              616               363
     Accounts Receivable Trade                                                        9,800             9,800
     Accounts Receivable Other                                                          441             3,400
                                                                             --------------------------------
             Total current assets                                            $       12,693    $       13,563

PROPERTY AND EQUIPMENT, net of accumulated depreciation                      $       11,393    $       11,933

OTHER ASSETS
Patent costs                                                                 $       72,529    $       72,529
Advance to Freedom Motors                                                               846                 -
Workers' compensation deposit                                                           353             1,167
                                                                             --------------------------------
             Total other assets                                              $       73,728    $       73,696
                                                                             $       97,814    $       99,192
                                                                             ================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable, trade                                                 $      582,870    $      545,171
     Accrued liabilities                                                            449,572           433,448
     Accrued liabilities-related parties                                            464,872           413,290
     Accrued liabilities-majority shareholder                                     2,690,222         2,453,161
     Notes payable-other                                                            969,854           958,078
     Note payable - majority shareholder                                          3,069,087         2,897,399
     Notes payable - minority shareholders                                          377,607           348,671
     Notes payable - related parties                                              1,742,549         1,737,596
     Deferred wages - employees                                                     314,955           155,921
     Customer deposits                                                              394,767           394,767
                                                                             --------------------------------
             Total current liabilities                                       $   11,056,355    $   10,337,502
LONG TERM LIABILITIES

     Deferred wages and interest-majority shareholder                        $    1,000,253    $      761,333
                                                                             --------------------------------
             Total long term liabilities                                     $    1,000,253    $      761,333
             Total liabilities                                               $   12,056,608    $   11,098,835
STOCKHOLDERS' DEFICIT
     Common stock, authorized, 150,000,000 shares, no par value,
       45,980,565 and 45,684,334 issued and outstanding respectively         $   31,742,467    $   31,491,068
     Accumulated deficit                                                        (43,701,261)      (42,490,711)
                                                                             --------------------------------
             Total stockholders' deficit                                     $  (11,958,794)   $  (10,999,643)
                                                                             $       97,814    $       99,192
                                                                             ================================


                 See accompanying notes to unaudited consolidated financial statements.



                                             MOLLER INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Unaudited

                                              For the Three Months Ended:      For the Nine Months Ended:
                                                31-Mar-09      31-Mar-08        31-Mar-09       31-Mar-08
                                              ------------------------------------------------------------
INCOME
      Revenues Affiliate                          $353,133          $9,800        $479,729        $533,520
      Miscellaneous                                      -           1,600             200           5,107
                                              ------------------------------------------------------------
           Total income                            353,133          11,400         479,929         538,627

EXPENSES
Administrative salaries and wages                 $161,423        $223,790        $436,326        $533,191
Building expenses                                    8,104          10,164          39,148          45,806
Depreciation expense                                   180             360             540           1,079
Direct project expenses                             14,699          72,135         114,354         219,445
Employee benefits and payroll taxes                 12,953          55,255          93,134         117,853
Legal, accounting, and professional fees            16,693          32,001          83,156         113,404
Office supplies and expense                          5,700           7,218          89,582          28,204
Other expenses                                      10,991          (7,640)         34,714          27,585
Patent expense                                           -          34,949         (21,156)         43,617
Rent expense to majority shareholder               132,036         131,848         396,109         395,542
                                              ------------------------------------------------------------
           Total expenses                         $362,779        $560,080      $1,265,907      $1,525,726
                                              ------------------------------------------------------------

                     Operating Loss                ($9,646)      ($548,680)      ($785,978)      ($987,099)

OTHER EXPENSE
      Interest                                    $173,359        $153,347        $424,572        $404,714
                                              ------------------------------------------------------------
           Total other expense                    $173,359        $153,347        $424,572        $404,714

                                              ------------------------------------------------------------
NET LOSS                                         ($183,005)      ($702,027)    ($1,210,550)    ($1,391,813)
                                              ============================================================


Loss per common share, basic and diluted             $0.00          ($0.02)         ($0.03)         ($0.03)
                                              ============================================================

Weighted average common shares outstanding,     45,974,991      45,707,405      45,840,595      45,706,480
                                              ============================================================
Basic and diluted

                 See accompanying notes to unaudited consolidated financial statements.



                                    MOLLER INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Unaudited
                                                                   Nine Months Ended
                                                            March 31, 2009    March 31, 2008
                                                            --------------    --------------
Cash Flows From Operating Activities
Net Loss                                                      $ (1,210,550)    $  (1,391,813)
Adjustments to Reconcile Net Loss
to Net Cash Used:
    Depreciation Expense                                               540             1,078
    Stock Based Compensation                                       217,408           193,380
    Imputed Interest                                                33,991                 -
Change in assets and liabilities:
    Accounts Receivable                                              2,706            56,288
    Accounts Payable                                                37,699           114,569
    Accrued Liabilities and deferred wages                         702,721           635,000
    Customer Deposits                                                 (846)           (5,000)
    Prepaid Expenses                                                     -            (7,647)
    Other assets                                                       814              (108)
                                                            --------------------------------
Net Cash Used in Operating Activities                       $     (215,517)   $     (404,253)
                                                            --------------------------------

Cash Used in Investing Activities
   Purchase of equipment                                                 -                 -
   Proceeds from sale of equipment                                                       350
   Purchase of other assets                                              -                 -
Net Cash Used in investing Activities                       $            -    $          350
                                                            --------------------------------

Cash Flows Provided from Financing Activities
   Proceeds from related party note payable                        238,246           489,744
   Payments for related party note payable                         (40,997)         (133,641)
   Proceeds from note payable                                       20,104            50,000
   Payments of notes payable                                            --            (7,000)

                                                            --------------------------------
Net Cash Provided from Financing Activities                 $      217,353    $      399,103
                                                            --------------------------------


Net (decrease) In Cash                                               1,836            (4,800)
Cash Balance at End of Period                               $        1,836    $          915
Cash Balance at Beginning of Period                         $            -    $        5,715

Supplemental Disclosure of Non-Cash Financing Activities:
    Income taxes paid                                       $            -    $            -
    Interest paid                                           $            -    $            -
    Assumption of employee receivable by majority
      shareholder                                           $            -    $       40,197
    Contributed Capital in the form of common shares        $       66,500    $            -
    Imputed Interest of notes payable                       $       33,991    $            -

           See accompanying notes to unaudited consolidated financial statements.


                           MOLLER INTERNATIONAL, INC.
                   Notes To Consolidated Financial Statements
                                    Unaudited


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. ("MI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI's financial position as of March 31, 2009, and its results of operations and its cash flows for the nine months ended March 31, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-K have been omitted.

NOTE B - GOING CONCERN

As of March 31, 2009, MI has accumulated deficits of $43,701,261. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, ("Dr. Moller"), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of March 31, 2009, amounts outstanding to him total $3,069,087 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at March 31, 2009 is $2,690,222. He has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $1,000,253.

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

NOTE C - NOTES PAYABLE - RELATED PARTIES

During the quarter ended March 31, 2009, MI borrowed an additional $4,000 from a related party and repaid $3,610. The total owed to this party is $1,742,549 at March 31, 2009. The amounts are due upon demand and interest is accrued at the stated rate of 5%.

During the quarter ended March 31, 2009, MI borrowed an additional $15,128 from another related party and repaid $11,192.

NOTE D - STOCK-BASED COMPENSATION

Effective January 1, 2006, MI adopted Statement of Financial Accounting Standard No. 123(R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified - prospective transition method. Amortization of stock option expense during the quarter ended March 31, 2009, related to stock options granted during previous years totaled $65,490.

During the nine months ended March 31, 2009, MI issued 15,318 shares for services to outside consultants and estimated the value of these shares at the fair market value on the date of issuance of $2,857 which approximates when services were performed.

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


NOTE E - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.The complaint seeks injunctive relief and damages of an unspecified amount. The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald
M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court's Probate Department rules on an application for letters of instruction in connection with Mr. Miller's estate. The court's Probate Department has not yet issued a ruling, and the stay remains in place.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.MI and other parties have submitted comments regarding the draft cleanup and abatement order. The RWQCB has indicated that it will not move forward at this time with finalizing the draft cleanup and abatement order; and the property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI's probable loss has been estimated at this time in the range of $200,000 to $1,000,000.It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2009 and March 31, 2008

For the three-months ended March 31, 2009, we had a net loss of $183,005 or $0.00 loss per share as compared to a net loss of $702,027 or $0.02 loss per share for the same period of 2008. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2009 and March 31, 2008

For the nine-months ended March 31, 2009, we had a net loss of $1,210,550 or $0.03 loss per share as compared to a net loss of $1,391,813 or $0.03 loss per share for the same period of 2008. As stated above, we continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor and are attempting to license the Rotapower engine to a potential manufacturing entity.

Going Concern and Liquidity

As of March 31, 2009, MI has accumulated deficits of $43,701,261. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI's ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI's products. These factors raise substantial doubt as to MI's ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, ("Dr. Moller"), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of March 31, 2009, amounts outstanding to him total $3,069,087 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at March 31, 2009 is $2,690,222. He has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $1,000,253.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.The complaint seeks injunctive relief and damages of an unspecified amount. The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald
M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court's Probate Department rules on an application for letters of instruction in connection with Mr. Miller's estate. The court's Probate Department has not yet issued a ruling, and the stay remains in place.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. MI was named as one of the responsible parties in the draft CAO, and intends to challenge the characterization of MI as a discharger of environmental contaminants, while also complying with the orders of the RWQCB.MI and other parties have submitted comments regarding the draft cleanup and abatement order. The RWQCB has indicated that it will not move forward at this time with finalizing the draft cleanup and abatement order; and the property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI's probable loss has been estimated at this time in the range of $200,000 to $1,000,000.It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.


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

May 20, 2009                               /s/ Paul S. Moller
------------                               -------------------------------------
    Date                                   Paul S. Moller, Ph.D.
                                           President, CEO, Chairman of the Board