Form 10-K
period 2009-06-30
MOLLER INTERNATIONAL INC
filed 2009-10-13
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2009 are $542,904.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $5,332,578 with a total of 21,330,314 shares owned by non-affiliates as of September 18, 2009 and the closing price of such common equity of $0.25 per share on the OTC Bulletin Board on such date.

As of October 12, 2009, the Company had 47,623,450 common shares issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☑ No ☐

-i-

PART I
Item 1	Business	1
Item 2	Properties	23
Item 3	Legal Proceedings	24
Item 4	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	25
Item 6	Selected Financial Data	26
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26
Item 8	Financial Statements and Supplementary Data All Financials Balance Sheet Income Statement Notes to Financial Statements	29
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A	Controls and Procedures	41
Item 9B	Other Information	41

PART III
Item 10	Directors and Executive Officers of the Registrant	43
Item 11	Executive Compensation	44
Item 12	Security Ownership of Certain Beneficial Owners and Management	45
Item 13	Certain Relationships and Related Transactions	46
Item 14	Principle Accounting Fees and Services	46

PART IV
Item 15	Exhibits and Financial Statement Schedules	46
Exhibits
	Signatures	47
	31.1	48
	31.2	49
	32.1	50
	32.2	51

-ii-

PART I

Item 1. BUSINESS

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

The M200X, a vehicle that was developed in the 1970s and demonstrated in approximately 150 manned flights up until the early 1990s, is now being readied for market. Funding constraints have forced us to reschedule those vehicles scheduled for completion this calendar year into next year’s goal of 12 to 40 units, but the Company continues to move forward and anticipates that the M200-based products, now referred to as the “Neuera” (pronounced “new era”), will be the first vehicles that the company brings to market.

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

The Skycar, Neuera and Aerobot are products we plan to offer in the future. They are based upon fundamental research and on earlier prototypes developed by Moller International. The Skycar concept is through the detail design stage and we have a prototype undergoing testing at this point. There are significant technical issues that remain unproven and may preclude us from meeting the design objectives for the Skycar. The Aerobot is a limited-production vehicle, with twelve prototypes built, tested and delivered to end-users. Neither vehicle is ready for volume production at this time, nor is there any guarantee that they will ever reach a point where they are viable products.

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

It is important to recognize that the above design specifications are theoretical, based on research, engineering, and flight- and wind tunnel testing of various components. They have not yet been demonstrated to be achievable in a production model aircraft.

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

We believe that certain specific design features of the Skycar® will further facilitate its eventual acceptance as an alternative vehicle of mass transportation. These features will include:

•	● Computer-augmented flight stabilization system

•
●  Fly-by-wire control systems (electrical wires take the place of mechanical cables) and on-board computers which can interface with and be controlled by remote ATC system computer and navigation resources

•	● High-speed capability, which maximizes the benefits of personalized air travel.

•	● Hover or low speed capability, which provides the ability to cue up for entry to or exit from highly controlled air planes.

•	● Ability to climb, descend, accelerate and decelerate rapidly to enter and exit air-lanes quickly

•	● Relative insensitivity to gusts and wind shear that makes tightly constrained flight possible

•	● VTOL ability to land anywhere which allows emergency exit from air-lanes

•	● Small size which reduces required vertiport infrastructure dimensions

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

The Company feels that the initial market for M200-based products will be for derivatives that appear exempt from FAA certification requirements. FAA certification is a detailed analysis, documentation and test process that applies to most aircraft that operate in the US National air space. It can require over two years to complete. However there are a number of exceptions to this requirement. For example, if the user completes 50% of the construction, the aircraft falls into a category of a “home built” and other rules apply. The Company estimates there are presently over 35,000 aircraft under construction nationwide in this category.

Building aircraft for the “home built” market has been a milestone on the path to a manufacturer’s FAA certified aircraft production while mitigating some of the legal liabilities to the manufacturer during this startup period. In the case of the M200E Neuera volantor we anticipate that the builder will not be required to participate in the construction of the vehicle’s powerplants or computer controls, and since the airframe is composed of two halves bolted together, the user’s assembly time is estimated at less than 50 hours and will require only rudimentary technical skills. From the Company’s perspective the lower product liability and minimal assembly labor requirements make the M200E Neuera an attractive and achievable product to bring to market.

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

Our goal is to complete the construction of a minimum of a up to 6 demonstrators, followed by 40 vehicles in the first year of production, 270 in the second year, and 650 in the third year. The plan requires that sufficient capital be raised and the foregoing projections are dependent on this funding being available, demand for the product develops as expected and that the anticipated production schedule can be kept.

The Company has not sought a legal opinion nor obtained a preliminary ruling from the FAA regarding the feasibility of any exemption from the FAA certification requirements for the M200G. Therefore, the ability to successfully market the M200 and any variants may or may not be achieved due to such uncertainty.

There is a continuing potential market for other products that have been designed, developed and tested by the Company but these are not being immediately pursued due to the focus on the M200 Neuera volantor and variations on that design.

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

PATENTS

The current Moller International’s U.S. and Foreign Patents and Trademarks are listed below:

Name	Patent/Application Number	Country
Trademark Aerobot	326,708	Canada
Trademark Aerobot	1,367,510	US
Trademark Rotapower	2,101,936	US
Trademark Skycar	76,066,387	US
Trademark Skycar	1,739,687	US
Trademark Skycar	1,964,355	US
Trademark Skycar	2000/14455	South Africa
Trademark Skycar	2000/14454	South Africa
Robotic or Remotely	0279391	Europe
Robotic or Remotely	4795111	US
Stabilizing Control	1144249	Europe
Stabilizing Control	99/30392	International
Stabilizing Control	6,450,445	US
Rotary Engine Having	9827045	International
Rotary Engine Having	6325603	US
Rotary Engine Having	99/29821	International
Rotary Engine Having	6164942	US
Diesel/Otto Cycle Multi-Fuel	60/874,398	US
Diesel/Otto Cycle Multi-Fuel	60/918,130	US
VTOL Aircraft	5115996	US
VTOL Aircraft	0512345	Europe
VTOL Aircraft	91/00247	International
Improved Vertical Takeoff & Landing	6808140	US
Improved Vertical Takeoff & Landing	0303730	International
Improved Vertical Takeoff & Landing	2004/002796	International
Improved Vertical Takeoff & Landing	2004/254553	Australia
Improved Vertical Takeoff & Landing	2006/532279	Japan
Improved Vertical Takeoff & Landing	2514777	Canada
Vertical Takeoff & Landing	D498201	US
Vertical Takeoff & Landing	266,288	France
Vertical Takeoff & Landing	000243464-0001/0004	Europe
Vertical Takeoff & Landing	03709001.6	Europe

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

Skycar

Prior to full FAA certification (See “Regulation – Airworthiness Certificate Requirements” below), we hope to be able to sell our products to certain operators who are exempt from the civil aviation certification requirements. These may include:

•	● military and para-military (rescue, drug enforcement, and border patrol)
•	● wealthy individuals, for use within their own property in the U.S., Australia, Canada, etc.
•	● foreign countries where FAA certification is not mandatory

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
Fire surveillance

COMPETITION

To date there are three fundamentally different aircraft design approaches to providing this vertical takeoff and landing (VTOL) capability:
••	Helicopters
••	Tilt-rotor aircraft
••	Ducted fan aircraft

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

Ducted Fan Aircraft
There are two design directions to duct fan aircraft:
•	Enclose the twin rotors of a helicopter-like aircraft within protective ducts. The aircraft is often referred to as an “aerial jeep.”
•	Use many ducted fans with each fan driven directly by an engine, generally referred to as a volantor.

Aerial Jeep Approach

There have been a number of vehicles developed beginning in the 1950’s that attempted to use two large ducted fans driven by a central powerplant. A few of these are shown below along with the date of their introduction.

Upper left:  Piasecki VZ-8 (1958), Upper right: Chrysler VZ-6 (1959), Lower left: Piasecki 59H (1962); Lower right:  X-Hawk (2006)

The limitations of this design (and that ultimately led to its termination after one or two prototypes) are as follows:
•	The design involved a large number of critical components in which the failure of any one and at any altitude was likely to be fatal.
•
Large ducted fans have inherently adverse reactions to airflow over the duct’s leading edge as they begin to translate. The instabilities created greatly limit the forward speed since the airflow can stall at the leading edge of the duct. Once this occurs the aircraft is lost. The Chrysler VZ-6 and Piasecki VZ-8 never attempted to exceed 50 mph in forward speed.

•	The large fans made it difficult to locate a significant and/or bulky payload in a practical location.
•	Their complex drive train with many of the elements of the helicopter meant that the vehicle’s initial cost would be high, and it would have result in maintenance and insurance costs.

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

Neuera™

The Neuera is a directed-thrust vertical takeoff and landing aircraft in the late stages of production design. The design relies on thrust generated by the eight ducted fans to lift the vehicle, as well as provide for forward movement up to about 100 miles per hour. The eight ducted fans are located in a circular pattern around the vehicle and embedded into the saucer-like fuselage. Four of the ducted fans have moving vanes at the exit of the duct, which are designed to deflect the thrust to provide forward movement and directional control. Each of the individual engines directly drives a fan, with engine speed being the determining factor for the amount of thrust produced. The Company has developed a flight control system that maintains stability through the use of precise throttle commands to each engine. Any un-commanded change in the attitude of the aircraft will be detected and the system will issue multiple commands per second until it is corrected.

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

MANUFACTURING

Skycars®

We believe that the long-term success of any aircraft manufacturer is dependent on the quality of the vehicle produced. The quality of both the design and manufacturing processes is important. Moller expects to purchase or contract out the major Skycar® components that require capital intensive equipment, subject to Moller’s rigid specifications and stringent quality assurances and testing requirements. We expect that some components and parts will be finish-machined in Moller' s facilities when they have proprietary technological content, require special finishing, or are small custom parts with little tooling required. Moller plans to perform quality control, assembly and final test work at its own facilities. During 2011 and 2012 any manufacturing work will necessarily be executed using low volume techniques. Special tooling and manufacturing processes are expected to be developed for higher volume production in the future.

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

Important electronic systems include computer stabilization, pilot controls, display, power regulation and engine controls. Electronics manufacture will include the following activities:

Assembly of electronic sub-systems
Burn-in of electronic components
Mounting of printed circuit boards
Fabrication of electronic enclosures
Interconnection of components and wiring
Installation of equipment in airframe

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

Engines

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

EMPLOYEES

We currently have 3 full-time management and executive management personnel and 3 part-time employees. We have no specific plans for a significant increase or decrease in the number of our employees. Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

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

Impacts related to Sarbanes-Oxley Act of 2002

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting. Section 404a of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.

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

Impacts related to M200 sales projections

The Company’s ability to obtain an exemption from the FAA for the use of the M200G without a pilot’s license may impact its potential marketability and/or use and therefore has an undetermined impact on potential sales.

Impact related to majority shareholder’s financial status

Moller International’s President and majority shareholder, Paul S. Moller (“Dr. Moller”), has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. The application was filed on 18 May 2009 in U.S. Bankruptcy Court for the Eastern District of California in Sacramento. With the outcome of these proceedings as yet undetermined there is uncertainty over the potential impact on the Company, if any. The impact of this action on the Company’s ability to raise needed capital as well as the possibility that Dr. Moller could lose some or all of his holdings in the Company to third party creditors has not been determined.

Item 2. PROPERTY

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Item 3. LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department has not yet issued a ruling, and the stay remains in place.

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

United States Bankruptcy Court: Paul S. Moller/Rosa Maria Moller, Case #09-29936-C-11

Moller International’s President and majority shareholder, Paul S. Moller (“Dr. Moller”), has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. The application was filed on 18 May 2009 in U.S. Bankruptcy Court for the Eastern District of California in Sacramento.

The proceedings are underway but no final outcome has yet to be made. MI will continue to assess it potential loss in the future as more information is available.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2008 Annual Shareholders meeting held on December 6, 2008, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, Faulkner White, Jim Toreson, Mike Shanley, and Stephan P. Smith.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.17 to a high of $0.54 per share during this reporting period with a trading volume of 23,200 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2007 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2007 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2008 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2008 to 30 Jun 2009)	$0.18	$0.17

Shareholders of Record

As of October 12, 2009 there are 601 shareholders of record for common shares of Moller International.

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

Item 6. SELECTED FINANCIAL DATA

Not applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Year Ended June 30, 2009

Moller International continues its research and development activities on the Skycar project primarily in the area of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. These efforts are an extension of successful flights throughout the previous years and extensive ongoing engine tests, which we believe, will result in incremental improvements to the existing prototype, future prototypes and/or production aircraft, should we continue to operate. Staffing levels declined as the company continues to cut labor costs in an effort to conserve available operating funds. Management was successful in keeping Administrative salaries and wages below last year’s level. Seeking additional funding remains a top priority for the company. The Company continues with its initial stages of low-volume production for a variation of its M200X that would allow it to operate without a pilot’s license and a rescue version capable of extracting three people at a time from the side of a skyscraper. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move more rapidly into the production of these vehicles.

Fiscal 2009 compared to 2008

Results of operations for the 2009 fiscal year varied from 2008. We incurred net losses of $2,672,094 and $2,004,555 in fiscal 2009 and 2008 respectively.

Consolidated loss per share was $.06 and $.04 for the 2009 and 2008 fiscal years, respectively. We generated no significant amount of revenue in either fiscal year. We are currently using cash to fund operations at an approximate rate of $79,000 per month, net of engineering revenue received, the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees of $1,005,079 and $257,406 in fiscal 2009 and 2008, respectively.

Cash salaries and wages, including benefits, remained relatively constant, and representing 32% and 35% of total expenses for the 2009 and 2008 fiscal years, respectively. With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $239,562 of accumulated short-term deferred payroll excluding accrued interest as of June 30, 2009. Interest expense increased by $31,433 over the prior year. Loans from Dr. Moller are unsecured and carry a 10% annual interest rate. At June 30, 2009, the outstanding principal amount was $3,105,357. Loans from Dr. Moller may be subject to the provisions of Dr. Moller’s Chapter 11 filing and future terms and conditions might vary depending on the party or parties in control of these debts.

As of June 30, 2009, Dr. Moller had a balance of $1,085,414 in deferred wages along with accrued interest.

Revenues decreased by $10,938 in 2009. Contract revenues from our affiliated entity, Freedom Motors decreased $10,938. Only the amounts received in cash from this affiliated entity are recognized in revenue. Miscellaneous revenues remained relatively constant. These increases are not indicative of any meaningful revenue trends.

Going Concern

MI has a net loss of $2,672,094 for fiscal 2009 and has an equity deficit of $12,450,072. MI currently has no revenue-producing products and is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Liquidity and Capital Resources

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

Historically, certain shareholders, including the majority shareholder provided funding in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he recently filed for protection under the federal Chapter 11 reorganization provisions. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2009, a total of $3,105,357 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2009 is $1,715,690.

There can be no assurance that this majority shareholder will continue to have the ability to continue to make such short-term loans to MI in the future. Dr. Moller is under no legal obligation to provide additional loans to the company. In the event that he cannot continue to make such loans, or that MI does not receive funds from other sources, MI may be unable to continue to operate as a going concern. The impact of Dr. Moller’s recent filing for protection under Chapter 11 reorganization provisions may adversely affect his ability to provide loans to the Company.

There is no assurance that the funds generated from these activities or other sources will be sufficient to provide MI with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue based on the four principles established in GAAP. Those principles state that revenue generally is realized or realizable and earned when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists,

2.	Delivery has occurred or services have been rendered,

3.	The seller's price to the buyer is fixed or determinable, and,

4.	Collectability is reasonably assured.

Revenue generated from our former subsidiary, Freedom Motors, under the Technology agreement is only recognized to the extent amounts are collected due to collectability concerns.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

MI recognizes stock based compensation for options granted to its employees in accordance with SFAS 123R. MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model. The model is based on assumptions including (1) fair market value of its common stock on the date of grant; (2) volatility of its common stock at 152.95 (3) discount rate at 1.45 and (3) expected dividend of zero. As a result of these assumptions, MI recognized total stock based compensation of $1,029,403 and $72,867 during the fiscal years ended June 30, 2009 and 2008.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. For the year ended June 30, 2009, we evaluated the fair value of our intangible assets related to patents and based on that analysis, we recorded an impairment charge of $72,529.

Item 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Moller International, Inc. (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
 Houston, Texas

October 13, 2009

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$3,276	$-
Advances to Employees	639	362
Accounts Receivable Trade	-	9,800
Accounts Receivable Other	441	3,401
Total current assets	4,356	13,563

PROPERTY AND EQUIPMENT, net of accumulated depreciation	11,214	11,933

OTHER ASSETS
Patent costs	-	72,529
Others	353	1,167
Total other assets	353	73,696

	$15,923	$99,192

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$644,099	$545,171
Accrued liabilities	469,130	433,448
Accrued liabilities-related parties	486,984	413,290
Accrued liabilities-majority shareholder	2,887,346	2,453,161
Notes payable-other	978,182	958,078
Note payable - majority shareholder	3,105,357	2,897,399
Notes payable - minority shareholders	369,307	348,671
Notes payable - related parties	1,735,766	1,737,596
Deferred wages - employees	309,643	155,921
Customer deposits	394,767	394,767
Total current liabilities	11,380,581	10,337,502
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,085,414	761,333
Total long term liabilities	1,085,414	761,333

Total liabilities	12,465,995	11,098,835
Commitments and contingencies (Note I)
STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value,
45,980,565 and 45,736,914 issued and outstanding respectively	32,712,733	31,491,068
Accumulated deficit	(45,162,805)	(42,490,711)
Total stockholders' deficit	(12,450,072)	(10,999,643)

	$15,923	$99,192

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2009 and 2008

	2009	2008
REVENUE:
Revenues - related parties	$519,386	$530,324
Other revenue	23,518	21,993
Total revenues	542,904	552,317

COST OF REVENUE:
Direct project expenses	126,773	285,922
Gross Profit	416,131	266,395

OPERATING EXPENSES
Selling, general and administrative	1,911,934	1,198,660
Rent expense - majority shareholder	528,145	527,389
Depreciation and amortization	720	1,437
Impairment of intangible assets	72,529	-
Total expenses	2,513,328	2,013,408

Operating Loss	(2,097,197)	(1,461,091)

OTHER EXPENSE
Interest expense	271,022	264,931
Interest expense - majority shareholder	303,875	278,533
Total other expense	574,897	543,464

NET LOSS	$(2,672,094)	$(2,004,555)

Loss per common share, basic and diluted	$(0.06)	$(0.04)

Weighted average common shares outstanding	45,875,455	45,712,315

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances at June 30, 2007	45,725,979	$31,233,662	$(40,486,156)	$(9,252,494)

Shares issued for services	71,650	46,767	-	46,767
Fair value of employee stock options	-	202,105	-	202,105
Fair value of executive stock options	-	8,534	-	8,534
Canceled Shares	(60,715)	-	-	-
Net loss	-	-	(2,004,555)	(2,004,555)
Balance at June 30, 2008	45,736,914	31,491,068	(42,490,711)	(10,999,643)

Shares issued for Services	243,651	85,418	-	85,418
Fair value of employee stock options	-	63,021	-	63,021
Fair value of executive stock options	-	962,410	-	962,410
Shares issued for services	-	66,500	-	66,500
Imputed interest	-	44,316	-	44,316
Net loss	-	-	(2,672,094)	(2,672,094)
Balance at June 30, 2009	45,980,565	$32,712,733	$(45,162,805)	$(12,450,072)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2009 and 2008

	2009	2008
Operating activities
Net loss	$(2,672,094)	$(2,004,555)
Adjustments to reconcile loss
to net cash used y operating activities
Impairment expense	72,529	-
Depreciation and amortization	719	1,437
Stock-based compensation	1,177,349	257,406
Imputed interest	44,316	-
Change in operating assets and liabilities:
Accounts receivable	12,483	52,907
Accounts payable	98,928	195,979
Accrued liabilities – related parties	507,879	775,954
Other liabilities	477,803	-
Accrued liabilities	35,682	-
Customer deposits	-	(15,000)
Other assets	814	(108)
Net Cash Used in Operating Activities	(243,592)	(735,980)

Investing Activities
Purchase of equipment	-	(1,856)
Proceeds from sale of equipment	-	350
Net Cash Used in investing Activities	-	(1,506)

Financing Activities
Proceeds from related party note payable	288,448	521,375
Payments on related party note payable	(61,684)	(214,714)
Proceeds from note payable	20,104	433,110
Payments of notes payable	-	(8,000)
Net Cash Provided by Financing Activities	246,868	731,771

Net increase (decrease) in cash	3,276	(5,715)
Cash, beginning of year	-	5,715
Cash, end of year	$3,276	$-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International has for the past fifteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing (VTOL) vehicle known as the Skycar. One of the enabling technologies for the Skycar is the Rotapower® rotary engine, which has been the focus of our attention for the past two years. The Company is now attempting to attract a suitable manufacturer for its engine technology and is currently in discussions with several potential licensees and /or buyers of this technology although there is no assurance at this stage that the Company will be successful in these efforts.

Moller International Inc., (MI) consolidates the accounts of its wholly owned, inactive subsidiaries, Aerobotics Inc. (AI) and Moller Corporation (MC). All intercompany transactions and balances have been eliminated.

Dr. Paul S. Moller is the majority shareholder of MI.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of MI and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain items from the June 30, 2008 consolidated financial statements have been reclassified in the June 30, 2009 financial statements to conform to current year presentation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with an initial maturity date of 90 days or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation. Depreciation is recorded utilizing the straight-line method over the estimated useful lives, ranging from five to fifteen years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. For the year ended June 30, 2009, we evaluated the fair value of our intangible assets related to patents and based on that analysis, we recorded an impairment charge of $72,529.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. FAS 144 requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2009 and 2008, there were no impairments to our long-lived assets.

Fair Value of Financial Instruments

The carrying value of short-term financial instruments, including cash, accounts receivables, accounts payable and accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured

For the years ended June 30, 2009 and 2008, substantially all of our revenue was derived from services provided to Freedom Motors, an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI, under the 1998 Technology Development and License Agreement. Under this agreement, we provide engineering services related to the scientific and engineering technical support for the rotary engine. Specifically, we provide personnel and facilities as required to adapt the Rotapower engine to applications where the potential exists for high volume production. In addition, we also provide bookkeeping and other administrative services.

Delivery is considered complete when a specific defined task or milestone is completed, as demonstrated by the issuance of engineering documents (procedures, drawings, models, prototypes, etc.) and provided to Freedom Motors or its assigns. The date the information or material is provided to Freedom Motors is considered the delivery date.

However, because Freedom Motors is a startup company, it has not been in a position to pay until it acquired contracts and received revenue from those contracts. Consequently, collection is not reasonably assured until Freedom Motors actually makes the payment. As a result, the final criterion is met when we receive the payment for services and we then recognize revenue in an amount equal to the fees received.

Because collectability is uncertain, we do not record any accounts receivable related to accumulated revenues billed but not yet collected. As of June 30, 2009 and 2008, the total accumulated and uncollected billings totaled $9,563,587 and $8,068,632, respectively. These amounts have been fully reserved.

Other revenue derived from the sale of t-shirts, model cars, information packets and other items is recognized at the time of sale, which is when the merchandise is delivered.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock Based Compensation

We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123R Share Based Payments (“SFAS 123R”) and related interpretations. Under the provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, usually the vesting period, using the straight-line method. Share-based awards that vest upon grant are expensed immediately.

Interest expense

Certain loans obtained from related parties do not bear interest. As such, we have imputed interest on these related party loans at a rate of $44,316 and $0 for the years ended June 30, 2009 and 2008, respectively, which are based on current market rates for similar type of loans.

Income Taxes

We have adopted the provisions of SFAS 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

We have adopted the provisions of FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. To date, we do not have any unrecognized tax benefits.

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2009, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 10,029,044 shares.

Recent Accounting Pronouncements

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”), in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental United States entities. All other accounting literature not included in the Codification will be non-authoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which any entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and applies prospectively. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of MI. We evaluated all events and transactions after June 30, 2009 up through October 13, 2009, the date these financial statements were issued. During this period, we did not have any material recognizable subsequent events. We did have non-recognizable subsequent events as indicated in Note K.

On January 1, 2009, we adopted SFAS No. 157, Fair Value of Financial Instruments, (“SFAS 157”) as delayed by FSP 157-2-2 for all non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The adoption of this standard did not have a material impact on our financial statements.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $2,672,094 and $2,004,555 for the years ended June 30, 2009 and 2008, respectively. In addition, we have an accumulated deficit of $45,162,805 and a working capital deficit of $11,376,225 as of June 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he recently filed for protection under the federal Chapter 11 reorganization provisions. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Moller International’s President and majority shareholder, Paul S. Moller (“Dr. Moller”), has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. The application was filed on 18 May 2009 in U.S. Bankruptcy Court for the Eastern District of California in Sacramento. With the outcome of these proceedings as yet undetermined there is uncertainty over the potential impact on the Company, if any. The impact of this action on the Company’s ability to raise needed capital as well as the possibility that Dr. Moller could lose some or all of his holdings in the Company to third party creditors has not been determined.

NOTE C - Property and Equipment

Property and Equipment consist of:

	June 30, 2009	June 30, 2008
Production and R&D Equipment	$394,664	$394,664
Computer equipment and software	420,099	420,099
Furniture and fixtures	75,650	75,650
	890,413	890,413
Less accumulated depreciation	(879,199)	(878,480)

	$11,214	$11,933

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2009 and 2008, we have received an aggregate $394,767 of customer deposits.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2009 and 2008, members of management and other employees have deferred $239,562 and $110,826 of wages along with accrued interest of $70,081and $45,095.

These amounts are reflected as deferred wages, which is reported as a component of current liabilities.

However, the President’s annual salary of $250,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. As of June 30, 2009 and 2008, a liability of $875,000 and $625,000, respectively, along with the accrued interest of $210,414 and $136,333, respectively, were recorded as a component of non-current liabilities.

NOTE F – NOTES PAYABLE

Majority Shareholder

At June 30, 2009 and 2008, the outstanding debt owed to our majority shareholder totaled $3,105,357 and $2,897,399, respectively. This debt is evidenced by two notes, one of which is non-interest bearing. Interest is imputed at 10% on this non-interest bearing note. The stated interest rate on the other note is also 10%. Both notes are unsecured and payable upon demand. Aggregate accrued interest on these notes was $1,171,656 and $867,781 at June 30, 2009 and 2008, respectively.

Minority Shareholder

At June 30, 2009 and 2008, the outstanding debt owed to minority shareholders totaled $369,307 and $348,671, respectively. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $172,132 and $134,392 at June 30, 2009 and 2008, respectively.

Related Party

At June 30, 2009 and 2008, the outstanding debt owed to other related parties totaled $1,735,766 and $1,737,596, respectively. This debt is unsecured, payable upon demand and bears an annual interest rate of 5%.  Aggregate accrued interest on these notes was $486,984 and $413,290 at June 30, 2009 and 2008, respectively.

Non-Related Party

At June 30, 2009 and 2008, the outstanding debt owed to other parties totaled $978,182 and $958,078, respectively. This debt primarily consists of $500,000 owed to Pelican Ventures and $453,214 owed to Barry Malizia.

The amount owed to Mr. Malizia relates to non-interest bearing advance made by Mr. Malizia. Under the agreement, Mr. Malizia advanced the Company $453,214, which is payable within 90 days of demand. Mr. Malizia is the Chairman of Rotapower Engine Systems Limited (RES), a potential licensee of the Rotapower engine technology. Paul Moller, our majority shareholder, guaranteed this advance.

The amount owed to Pelican Ventures relates to an advance for the development of a diesel-powered rotary engine. The loan carries interest at 9%, is secured by substantially all assets, and was originally due in 2002. Pelican canceled the agreement in June 2002 and the dispute has not been resolved. MI ceased accruing interest in August 2002.

Aggregate accrued interest on these notes was $14,842 and $13,180 at June 30, 2009 and 2008, respectively.

NOTE G – STOCK BASED COMPENSATION
Shares of stock

During the year ended June 30, 2009 and 2008, MI issued 243,651 and 71,650 shares of common stock to certain individuals in recognition of various services provided. MI recorded compensation expense of $85,418 and $46,767 based on a fair market value per share of $0.18 to $0.42 and $0.53 to $0.93, determined by taking the closing price for the stock at the dates the services were provided.

As of June 30, 2009 and 2008, unamortized compensation expense related to shares granted amounted to $0 and $83,547, respectively.

Stock options

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

During the years ended June 30, 2009 and 2008, we issued the following stock options:

•	6,496,040 and 218,311options to employees with contract terms ranging from one to two years
•	85,000 and 15,000 options to non employee board members.
•	200,000 options to a consultant for services rendered related to legal matters resulting from lawsuit filed that names the Company as a defendant in an environmental contamination case (see Note I).

Compensation expense of $939,054 and $83,143 was recognized during the years ended June 30, 2009 and 2008, respectively. There were no unamortized compensation amount at June 30, 2009 and 2008.

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 1.45 % to 1.63%, (2) exercise prices ranging from $0.19 to $1.50, (3) an estimated expected term approximately one year based on the “plain vanilla” method allowed under SAB 107 and SFAS 123R, (4) no dividend rate and (5) computed volatility rates ranging from 152.95% to 247.15% on the underlying stock.

Option activity for the years ended June 30, 2009 and 2008 is as follows:

					Weighted
		Total Granted	Range of Option Prices	Total Vested	Average Exercise Price

Balance at June 30, 2007		13,227,589		13,227,589	$2.00

	Granted	201,819	$0.60 to $0.88	201,819	0.75
	Exercised	-			-
	Forfeited	-			-

Balance at June 30, 2008		13,429,408		13,429,408	$1.80

	Granted	6,781,040	$0.19 to $1.50	6,781,040	0.23
	Exercised	-
	Forfeited	10,181,404	$0.38 to $4.51		1.80

Balance at June 30, 2009		10,029,044		10,029,044	$0.43

Additional option information for the year ended June 30, 2009, is as follows:

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Life in		Average
Price Range	Outstanding	Price	Years	Exercisable	Price
$3.82	6,000	$1.50	4.58	6,000	$1.50
$0.86	3,194,762	$0.86	1.75	3,194,762	$0.86
$0.60	47,242	$0.60	1.66	47,242	$0.60
$.19 to $.20	6,781,040	$0.86	4.66	6,781,040	$0.86
	10,029,044	$0.44		10,029,044	$0.44

NOTE H – INCOME TAXES

At June 30, 2009, MI had $17,955,845 in net operating loss (NOL) carryforwards to offset future federal taxable income, resulting in a deferred tax asset of $5,872,474. In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $5,872,474 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative net operating losses are scheduled to expire through 2029.

NOTE I – COMMITMENTS AND CONTINGENCIES

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

The office operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount
2010	$496,800
2011	496,800
2012	496,800
2013	496,800
2014	-
Years thereafter	-
Total	$1,987,200

Total rental expense for the twelve months ended June 30, 2009 and 2008 amounted to approximately $496,800 and $496,800, respectively.

Rent expense charged to operations under this lease, including property taxes, aggregated $528,145 and $527,389 for fiscal 2009 and 2008, respectively.

Contingencies

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department has not yet issued a ruling, and the stay remains in place.

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

NOTE J – SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2009:

a.)
On July 06, 2009 MI has issued 1,602,941 shares of stock for debt extinguishment of $272,500 notes payable. These shares were issued under the Moller International Stock, Restricted Stock, Options Benefit Plan of 2004 until the plan expired on 28 January 2009, and under the Moller International Stock, Restricted Stock, and Options Benefit Plan of 2009 as of its effective start date in March 2009.

b.)
On July 29, 2009, MI entered into an investor relation service agreement and as of September 02, 2009, 18,667 shares of common stock options from 2009 stock benefit plan had been granted to the consultant of the company.

c.)
On October 1, 2009 the Company issued 21,277 shares of its common stock in accordance with an ongoing agreement for services to a consultant of the Company. Cost basis was $0.235 per share determined from the closing price of the Company's stock on 9/30/2009.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the six-month period covered by this Transition Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer who also acts as our Chief Financial Officer. This study examined the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President/CEO/CFO concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management's Annual Report on Internal Controls over Financial Reporting

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

The Company’s management team carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls and an over reliance on consultants in the financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

These weaknesses stem primarily from the early stage of our business operations and related lack of working capital to hire additional staff during the periods covered by this Transition Report and our last report on Form 10-K filed in October 2008.

In light of the foregoing, and as we move forward with the development of our aircraft and engine product lines, we intend to implement a number of measures to remediate such ineffectiveness and strengthen our internal controls environment. Planned action includes our retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and the identification of opportunities to improve the efficacy of our accounting and financial reporting processes. Additional anticipated remedial action will involve organizational and process changes to address the identified deficiencies, including (i) hiring additional personnel to assist with financial reporting and business operations as soon as our finances will allow, (ii) establishing and complying with delegation of authority guidelines to be prepared for approval by the Board of Directors, (iii) modifying analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; (iv) ensuring proper segregation of duty controls throughout the Company, and (v) implementing formal processes requiring periodic self-assessments and independent tests.

Along these lines, we approached potential candidates to serve as additional members to our Board of Directors, including candidates having accounting backgrounds to participate on our audit committee. We are pleased to report that Stephen P. Smith has joined the Board of Directors. After graduating with a Bachelor's degree in accounting from Fairfield University in Fairfield, CT, Steve started his professional career at Deloitte & Touche, LLP, in the Stamford office where he achieved senior accountant status and earned his CPA. Subsequent to his tenure with D&T, Steve accepted the Manager of Accounting position at Universal Studios Hollywood. After completing his MBA with an emphasis in Finance at Pepperdine University in December 2004, Steve was hired as the Global Financial Reporting Manager at CB Richard Ellis Investors Group located in downtown Los Angeles. Ultimately, after nearly 10 years of technical accounting and financial reporting experience, Steve joined his current employer, Vaco, in March 2006.

At this time, our management recognizes that many of the intended actions and enhancements will require continual monitoring and evaluation for effectiveness, and will necessarily evolve as we continue to evaluate and improve our internal controls over financial reporting. Management will accordingly review progress on activities taken on a consistent and ongoing basis at the CEO and senior management level in conjunction with our Board of Directors.

This Transition Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 139-15(f) of the Act, in the quarter period ended Decemeber 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	72	12/2008 – 12/2009	No
Faulkner White	58	12/2008 – 12/2009	No
Jim Toreson	67	12/2008 – 12/2009	No
Mike Shanley	60	12/2008 – 12/2009	No
Stephen Smith	35	12/2008 – 12/2009	No

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

Stephen Smith, Director—After graduating with a Bachelor's degree in Accounting from Fairfield University in Fairfield, CT, Steve started his professional career at Deloitte & Touche, LLP, in the Stamford office where he achieved senior accountant status and earned his CPA. Subsequent to his tenure with D&T, Steve accepted the Manager of Accounting position at Universal Studios Hollywood. After completing his MBA with an emphasis in Finance at Pepperdine University in December 2004, Steve was hired as the Global Financial Reporting Manager at CB Richard Ellis Investors Group located in downtown Los Angeles. Ultimately, after nearly 10 years of technical accounting and financial reporting experience, Steve joined Vaco in March 2006.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moller, President	2009	$250,000(1)	$0	$0	$0	$0		$0	$250,000(1)
Faulkner White	2009	$0	$0	$0	$6,000	$0		$0	$6,000
Jim Toreson	2009	$0	$0	$0	$9,000	$0		$0	$9,000
Mike Shanley	2009	$0	$0	$0	$2,000	$0		$0	$2,000
Stephen Smith	2009	$0	$0	$0	$0	$0		$0	$0

(1)$250,000 of this amount shown is deferred at the election of the Executive, not as part of any plan.
(2) Each member of the Board of Directors (with the exclusion of Paul Moller) was issued options for 5,000 shares of Moller International stock as compensation for service on the Board for the 12-month term of office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of September 1, 2008:

     Name and Address of Amount & Nature of Percent
 Title of Class Beneficial Owner  Beneficial Ownership of Class
-------------------------------------------------------------------------------

 Common Stock(1) Paul S. Moller (1) (2) 33,092,025  56.08% (3)
     9350 Currey Rd
     Dixon, CA 95620

(1)	Has options to purchase 9,194,762 shares.
(2)	Total includes 4,900,000 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller.
(3)	57.74% of class if all existing options are exercised.

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

The following are all of our officers and directors who held office during the fiscal year ending September 30, 2009 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (3)

Common Stock	Paul S. Moller (1) (2)	23,897,263 (D,I)	51.9%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280 (D)	00.003%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000 (D)	00.00%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583 (D)	00.00%
	Bradfield Close Working
	Surrey GU22 7RE, UK

Common Stock	Stephen Smith	0 (D)	00.00%
	724 Vallombrosa Drive Pasadena, CA 91107

(1)	Total include options to purchase 9,194,762 shares.
(2)	Total includes 4,900,000 shares beneficially owned by Moller Corp., a California corporation controlled by Paul S. Moller
(3)	Percentage of class based on 59,009,609 potential shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes, one for $2,616,599 which bears interest at $10% per annum, and another note for $280,800 that is non-interest bearing. (see Note E to the financial statements)

During the year ended June 30, 2009, the Company repaid $21,243.49 in loans and had a $1,735,766 balance owed to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest. (see Note G to the financial statements)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2009	2008
Audit and Quarterly Review Fees	$61,903	$79,619
Audit-related Fees		0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$61,903	$79,619

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a.)	Exhibits

Exhibit No.   Description
Exhibit 31.1           Certification of CEO / CFO

Exhibit 32.1           Certification of CEO / CFO

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2009:

Not applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

           MOLLER INTERNATIONAL, INC.

10/13/2009     /s/ Dr. Paul S. Moller
Date                  President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	10/13/2009

/s/ Faulkner White	Director	10/13/2009

/s/ Jim Toreson	Director	10/13/2009

/s/ Mike Shanley	Director	10/13/2009

/s/ Stephen Smith	Director	10/13/2009