Form 10-Q
period 2009-09-30
MOLLER INTERNATIONAL INC
filed 2009-11-20
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

At November 20, 2009, there were 47,746,177 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited
	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$15,700	$3,276
Advances to Employees	588	639
Accounts Receivable Other	441	441
Total current assets	16,729	4,356

PROPERTY AND EQUIPMENT, net of accumulated depreciation	11,214	11,214
OTHER ASSETS	319	353

	$28,262	$15,923
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$658,181	$644,099
Accrued liabilities	452,869	469,130
Accrued liabilities-related parties	508,581	486,984
Accrued liabilities-majority shareholder	3,089,563	2,887,346
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,170,979	3,105,357
Notes payable - minority shareholders	100,807	369,307
Notes payable - related parties	1,735,666	1,735,766
Deferred wages - employees	304,019	309,643
Customer deposits	394,767	394,767
Total current liabilities	11,393,614	11,380,581

LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,170,210	1,085,414

Total liabilities	12,563,824	12,465,995

Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value
47,602,173 and 45,980,565 issued and outstanding respectively	32,989,900	32,712,733
Accumulated deficit	(45,525,462)	(45,162,805)
Total stockholders' deficit	(12,535,562)	(12,450,072)

	$28,262	$15,923

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited
	Three Months Ended
	September 30, 2009	September 30, 2008
REVENUE
Revenues- related parties	$47,266	$-
Other revenue	3,133	2,851
Total revenues	50,399	2,851

COST OF REVENUE
Direct project expenses	696	65,303
Gross profit (loss)	49,703	(62,452)

OPERATING EXPENSES
Selling, general and administrative	145,490	268,705
Rent expense to majority shareholder	132,274	132,036
Depreciation and amortization	-	180
Total operating expenses	277,764	400,921

Operating loss	(228,061)	(463,373)

OTHER EXPENSE
Interest expense	56,579	63,401
Interest expense- majority shareholder	78,017	74,420
Total other expense	134,596	137,821

NET LOSS	$(362,657)	$(601,194)

Loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	47,486,025	45,737,602

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Three Months Ended
	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(362,657)	$(601,194)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	-	180
Stock-based compensation	4,667	78,148
Change in operating assets and liabilities:
Accounts receivable	51	717
Accounts payable	14,082	27,480
Accrued liabilities-related parties	223,814	223,329
Accrued liabilities	(16,261)	15,966
Other liabilities	79,172	97,236
Other assets	34	492
Net Cash Used in Operating Activities	$(57,098)	$(157,646)

Cash Flows Provided by Financing Activities
Proceeds from related party notes payable	$80,397	$170,423
Payments on related party note payable	(10,875)	(12,777)

Net Cash Provided by Financing Activities	$69,522	$157,646

Net Increase In Cash	$12,424	$-
Cash, Beginning of Period	$3,276	$-
Cash, End of Period	$15,700	$-

Cash paid during the year for:
Interest	$-	$-
Income taxes	-	-

Supplemental disclosure of non-cash financing activities Contributed capital in the form of contributed
common shares	$-	$50,000
Shares issued as repayment of debt	272,500	-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A –BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2009 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2009, and its results of operations and its cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2009 as reported in the 10-K have been omitted.

Recently Adopted Accounting Pronouncements

Effective this quarter, MI adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on MI’s financial position, results of operations or cash flows. Since the adoption of the Accounting Standards Codification (ASC) the notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

MI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, MI has an accumulated deficits of $45,525,462 and a working capital deficit of $11,376,885 as of September 30, 2009.  MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.  Historically, funding was funded by certain shareholders, including, Dr. Paul S. Moller (“Dr. Moller”), the majority shareholder, in the form of short-term notes payable. As of September 30, 2009, amounts outstanding to Dr. Moller total $3,170,979. In addition, Dr. Moller has granted MI a deferral on the payment of rent for the office building. The total deferred rent, including interest owed to Dr. Moller at September 30, 2009 amounted to $3,089,563.  There is no assurance that MI will continue to receive funding from shareholders in the future or that funds from other sources will be sufficient to provide MI with the capital needed to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 18, 2009, Dr. Moller has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law.  With the outcome of these proceedings as yet undetermined, there is uncertainty over the potential impact on MI, if any.  The impact of this action on MI’s ability to raise needed capital as well as the possibility that Dr. Moller could lose some or all of his holdings in MI to third party creditors has not been determined.

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the quarter ended September 30, 2009, MI made additional borrowings from related parties of $10,397 and made repayments of $283,375, of which $272,500 were repaid through issuance of 1,602,941 common shares.

NOTE D - STOCK-BASED COMPENSATION

During the quarter ended September 30, 2009, MI issued 18,667 shares for services to an outside consultant with a  fair market value at the date of issuance of $4,667.

Options outstanding and exercisable as of September 30, 2009 totaled 10,029,044 with a weighted average exercise price and remaining life of $0.43 and 3.46 years, respectively. As of September 30, 2009, 6,581,040 of these options have an intrinsic value of $290,336. There were no new stock options granted during the quarter.

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

NOTE F – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 20, 2009, the date we issued these financial statements and noted the following non-recognizable subsequent events:

a.)
On October 1, 2009 the Company issued 21,277 shares of its common stock in accordance with an ongoing agreement for services to a consultant of the Company. These shares were valued at $0.235 per share determined from the closing price of the Company’s stock at date of issuance.

b.)
On October 20, 2009 the Company issued 100,000 shares of its common stock to their legal counsel for past services performed. These shares were valued at $0.27 per share determined from the closing price of the Company’s stock at date of issuance.

c.)
On November 2, 2009 the Company issued 22,727 shares of its common stock to an outside consultant for services rendered.  These shares were valued at $0.22 per share determined from the closing price of the Company’s stock at date of issuance.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2009 and September 30, 2008

For the three-months ended September 30, 2009, we had a net loss of $362,657 or $0.01 loss per share as compared to a net loss of $601,194 or $0.01 loss per share for the same period of 2008. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As shown in the accompanying financial statements, MI has an accumulated deficits of $45,525,462 and a working capital deficit of $11,376,885 as of September 30, 2009.  MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.  Historically, funding was funded by certain shareholders, including, Dr. Paul S. Moller (“Dr. Moller”), the majority shareholder, in the form of short-term notes payable. As of September 30, 2009, amounts outstanding to Dr. Moller total $3,170,979. In addition, Dr. Moller has granted MI a deferral on the payment of rent for the office building. The total deferred rent, including interest owed to Dr. Moller at September 30, 2009 amounted to $3,089,563.  There is no assurance that MI will continue to receive funding from shareholders in the future or that funds from other sources will be sufficient to provide MI with the capital needed to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 18, 2009, Dr. Moller has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law.  With the outcome of these proceedings as yet undetermined, there is uncertainty over the potential impact on MI, if any.  The impact of this action on MI’s ability to raise needed capital as well as the possibility that Dr. Moller could lose some or all of his holdings in MI to third party creditors has not been determined.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2009.

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

MOLLER INTERNATIONAL, INC.

November 20, 2009	/s/ Paul S. Moller
Date	Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board