Form 10-Q
period 2009-12-31
MOLLER INTERNATIONAL INC
filed 2010-02-16
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At February 12, 2010, there were 47,829,874 shares of common stock outstanding.

TABLE OF CONTENTS
Page #
PART I - FINANCIAL INFORMATION

ITEM 1– FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009	1

Unaudited Consolidated Statements of Operations for three- and six-months ended December 31, 2009 and December 31, 2008	2

Unaudited Consolidated Statements of Cash Flows for the three- and six-months ended December 31, 2009 and December 31, 2008	3

Notes to Consolidated Unaudited Financial Statements	4

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3 – QUALITATIVE AND QUANTITATIVE FACTORS CONCERNING MARKET RISKS	7

ITEM 4 T – CONTROLS AND PROCEDURES	7

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings	8

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds	8

ITEM 3 - Defaults upon Senior Securities	8

ITEM 4 - Submission of Matters to a Vote of Security Holders	8

ITEM 5 - Other Matters	8

SIGNATURES	9

EXHIBITS

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act	10

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes Oxley Act	11

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes Oxley Act	12

Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act	13

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
Unaudited

	December 31, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$50,694	$3,276
Advances to Employees	588	639
Accounts Receivable Other	441	441
Total current assets	$51,723	$4,356

PROPERTY AND EQUIPMENT	$11,593	$11,214
OTHER ASSETS	319	353
Total assets	$63,635	$15,923

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$637,159	$644,099
Accrued liabilities	466,560	469,130
Accrued liabilities-related parties	521,856	486,984
Accrued liabilities-majority shareholder	3,294,077	2,887,346
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,205,552	3,105,357
Notes payable - minority shareholders	100,665	369,307
Notes payable - related parties	1,735,645	1,735,766
Deferred wages	335,780	309,643
Customer deposits	394,767	394,767
Total current liabilities	$11,670,243	$11,380,581

LONG TERM LIABILITIES
Deferred wages and interest - majority shareholder	$1,256,668	$1,085,414

Total liabilities	$12,926,911	$12,465,995

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value
47,767,916 and 45,980,565 issued and outstanding respectively	$33,084,880	$32,712,733
Accumulated deficit	(45,948,156)	(45,162,805)
Total deficit in stockholders' equity	$(12,863,276)	$(12,450,072)
	$63,635	$15,923

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
REVENUE
Revenues- related parties	$99,924	$123,745	$147,190	$126,596
Other revenue	3,601	200	6,734	200
Total revenues	103,525	123,945	153,924	126,796

COST OF REVENUE
Direct project expenses	-	34,352	696	99,655
Gross Profit	103,525	89,593	153,228	27,141

OPERATING EXPENSES
Selling, general and administrative	242,887	270,335	388,377	539,040
Rent expense to majority shareholder	132,275	132,037	264,549	264,073
Depreciation and amortization	-	180	-	360
Total operating expenses	375,162	402,552	652,926	803,473

Operating Loss	(271,637)	(312,959)	(499,698)	(776,332)

OTHER INCOME (EXPENSES)
Other income	150	-	150	-
Interest expense	(70,893)	(20,422)	(127,472)	(67,748)
Interest expense- majority shareholder	(80,314)	(92,970)	(158,331)	(183,465)
Total other income (expenses)	151,057	113,392	285,653	251,213

NET INCOME (LOSS)	(422,694)	(426,351)	(785,351)	(1,027,545)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding	47,731,839	45,812,228	47,608,932	45,774,858

See accompanying notes to unaudited consolidated financial statements.

Moller International Inc.
Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended
	December 31,	December 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(785,351)	$(1,027,545)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	-	360
Stock based compensation	76,986	193,664
Imputed interest	22,661	-
Change in operating assets and liabilities:
Accounts receivable	51	2,831
Accounts payable	(6,940)	(13,922)
Accrued liabilities–related parties	441,603	355,925
Accrued liabilities	(2,570)	14,476
Other liabilities	197,391	272,833
Other assets	(345)	814
Net Cash Used in Operating Activities	$(56,514)	$(200,564)

Cash Flows Provided from Financing Activities
Borrowing from related party debt	126,268	204,821
Borrowing on note payable	-	20,104
Payments related party note payable	(22,336)	(23,890)
Net Cash Provided from Financing Activities	$103,932	$201,035

Net increase in cash	47,418	471
Cash Balance at Beginning of Period	$3,276	-
Cash Balance at End of Period	$50,694	$471

Supplemental Disclosure of Non-Cash Financing
Activities:
Contributed capital in the form of common shares	$30,319	$66,500
Shares issued as repayment of debt	$272,500	$-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2009 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2009, and its results of operations and its cash flows for the six months ended December 31, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-K have been omitted.

NOTE B – GOING CONCERN

As of December 31, 2009, MI has accumulated deficits of $45,925,497. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, (“Dr. Moller), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. As of December 31, 2009, amounts outstanding to him total $3,205,552 from these transactions. In addition, Dr. Moller has granted MI a deferral on the payment of rent for the office building. The total deferred rent, including interest owing to Dr. Moller at December 31, 2009 is $3,294,077. He has also agreed to defer his salary. Total amounts due to him for the deferred salaries including accrued interest total $1,256,668.

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

On May 18, 2009, Dr. Moller has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. With the outcome of these proceedings as yet undetermined, there is uncertainty over the potential impact of MI, if any. The impact of this action on MI’s ability to raise needed capital as well as the possibility that Dr. Moller could lose some or all of his holdings in MI to third party creditors has not been determined.

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the quarter ended December 31, 2009, MI made additional borrowings from related parties of $126,268 and made repayments of $22,336, of which $272,500 were repaid through issuance of 1,602,941 common shares.

NOTE D - STOCK-BASED COMPENSATION

During the three months ended December 31, 2009, MI issued 165,743 shares for services to outside consultants and estimated the value of these shares at the fair market value on the date of issuance of $72,319.

Options outstanding and exercisable as of December 31, 2009 totaled 10,029,044 with a weighted average exercise price and remaining life of $0.43 and 3.21 years, respectively. As of December 31, 2009, 6,581,040 of these options have an intrinsic value of $389,052. There were no new stock options granted during the quarter.

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

NOTE F - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 12, 2010, the date we issued these financial statements and noted the following non-recognizable subsequent events:

a.)
On January 4, 2010 the Company issued 20,000 shares of its common stock in accordance with an ongoing agreement for services to a consultant of the Company. These shares were valued at $0.26 per share determined from the closing price of the Company’s stock at date of issuance.

b.)
On January 8, 2010 the Company issued 19,231 shares of its common stock in accordance with an agreement for services to a consultant of the Company. These shares were valued at $0.23 per share determined from the closing price of the Company’s stock at date of issuance.

c.)
On February 3, 2010 the Company issued 22,727 shares of its common stock in accordance with an ongoing agreement for services to a consultant of the Company. These shares were valued at $0.25 per share determined from the closing price of the Company’s stock at date of issuance.

d.)
MI and Future Toys Design Limited (a.k.a., “Cyberking Toys”) of Chai Wan, Hong Kong have entered into a three-year “Robotic License and Technology Transfer Agreement” as of February 10, 2010.  Under the terms of this agreement MI will provide on-going technical support for the use of its Aerobot™ technology in scale model toys.  Additionally the agreement provides Cyberking Toys with rights to market its scale model vertical take off and landing capable toys with the Aerobot™ mark.  In exchange for this support and trademark name usage, MI will receive royalties on the sales of toys employing its technology or bearing its trademarked name.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 2009 and December 31, 2008

For the three-months ended December 31, 2009, we had a net loss of $422,694 or $0.01 loss per share as compared to a net loss of $426,351 or $0.01 loss per share for the same period of 2008. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2009 and December 31, 2008

For the six-months ended December 31, 2009, we had a net loss of $785,351 or $0.02 loss per share as compared to a net loss of $1,027,545 or $0.02 loss per share for the same period of 2008. As stated above, we continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor and are attempting to license the Rotapower engine to a potential manufacturing entity.

Going Concern and Liquidity

As shown in the accompanying financial statements, MI has accumulated deficits of $45,948,156 and a working capital deficit of $11,618,520 as of December 31, 2009. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern. Historically, funding was funded by certain shareholders, including, Dr. Paul S. Moller (“Dr. Moller”), the majority shareholder, in the form of short-term notes payable. As of December 31, 2009, amounts outstanding to Dr. Moller total $3,205,552. In addition, Dr. Moller has granted MI a deferral on the payment of rent for the office building. The total deferred rent, including interest owing to Dr. Moller at December 31, 2009 is $3,294,077. There is no assurance that MI will continue to receive funding from shareholders in the future or that funds from other sources will be sufficient to provide MI with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 18, 2009, Dr. Moller has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. With the outcome of these proceedings as yet undetermined, there is uncertainty over the potential impact of MI, if any. The impact of this action on MI’s ability to raise needed capital as well as the possibility that Dr. Moller could lose some or all of his holdings in MI to third party creditors has not been determined.

ITEM 3 – QUALITATIVE AND QUANTITATIVE CONCERNS ABOUT MARKET RISK

As a smaller reporting company we are not required to report items under this section.

ITEM 4 T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President, Paul Moller, acts as the "Certifying Officer" for the Company and is responsible for establishing and maintaining disclosure controls and procedures. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures as of the date of this report and concluded that the disclosure controls and procedures are not effective based on the required evaluation. We believe this is due to the limited resources devoted to accounting and financial reporting during this reporting period and the Company will continue to remedy the shortfall by hiring additional personnel to address its accounting and financial reporting functions as soon as possible and when funding becomes available.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2009. Subsequent to December 31, 2009, management hired consultants to assist us in our annual assessment of internal controls over financial reporting.

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

February 12, 2010 Date	MOLLER INTERNATIONAL, INC. /s/ Paul S. Moller Paul S. Moller, Ph.D. President, CEO, Chairman of the Board