Form 10-Q
period 2010-03-31
MOLLER INTERNATIONAL INC
filed 2010-05-24
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 21, 2010, there were 47,975,049 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Moller International, Inc.
Consolidated Balance Sheet
Unaudited
	March 31, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$6,820	$3,276
Advances to Employees	595	639
Accounts Receivable Other	441	441
Total current assets	$7,856	$4,356

PROPERTY AND EQUIPMENT, net of accumulated depreciation	$11,593	$11,214

OTHER ASSETS
Workers' compensation deposit	319	353

	$19,768	$15,923

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$663,071	$644,099
Accrued liabilities	462,634	469,130
Accrued liabilities-related parties	551,289	486,984
Accrued liabilities-majority shareholder	3,491,381	2,887,346
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,205,363	3,105,357
Notes payable - minority shareholders	95,665	369,307
Notes payable - related parties	1,732,663	1,735,766
Deferred wages - employees	374,231	309,643
Customer deposits	394,767	394,767
Total current liabilities	$11,949,246	$11,380,581
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	$1,344,689	$1,085,414

Total liabilities	$13,293,935	$12,465,995

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value
47,885,805 and 45,980,565 issued and outstanding respectively	$33,180,810	$32,712,733
Accumulated deficit	(46,454,977)	(45,162,805)
Total deficit in stockholders' equity	$(13,274,167)	$(12,450,072)

	$19,768	$15,923

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Consolidated Statements Of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
REVENUE
Revenues- related parties	$5,921	$353,133	$153,111	$479,729
Other revenue	23,296		30,030	200
Total revenues	29,217	353,133	183,141	479,929

COST OF REVENUE
Direct project expenses	5,014	14,699	5,710	114,354
Gross Profit	24,203	338,434	177,431	365,575

OPERATING EXPENSES
Selling, general and administrative	231,776	215,864	620,153	754,904
Rent expense to majority shareholder	132,274	132,036	396,823	396,109
Depreciation and amortization	-	180	-	540
Total expenses	364,050	348,080	1,016,976	1,151,553

Operating Loss	(339,847)	(9,646)	(839,545)	(785,978)

OTHER EXPENSE
Other income	-	-	150	-
Interest expense	(87,870)	(96,224)	(215,342)	(196,121)
Interest expense- majority shareholder	(79,104)	(77,135)	(237,435)	(228,451)
Total other expense	166,974	173,359	452,627	424,572

NET INCOME (LOSS)	(506,821)	(183,005)	(1,292,172)	(1,210,550)

Loss per common share, basic and diluted	$(0.01)	0.00)	$(0.03)	$(0.03)

Weighted average common shares outstanding	47,832,958	45,974,991	47,682,517	45,840,595

See accompanying notes to unaudited consolidated financial statements.

Moller International Inc.
Consolidated Statement of Cash Flows
Unaudited
	Nine Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows From Operating Activities
Net Loss	$(1,292,172)	$(1,210,550)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	-	540
Stock based compensation	106,801	217,408
Option expense	66,115	-
Imputed interest	22,661	33,991
Change in assets and liabilities:
Accounts receivable	44	2,706
Accounts payable	18,972	37,699
Accrued liabilities – related parties	668,340	-
Accrued liabilities	(6,496)	702,721
Customer deposits	-	(846)
Other assets	(345)	-
Other liabilities	323,863	814
Net Cash Used in Operating Activities	$(92,217)	$(215,517)

Cash Flows Provided from Financing Activities
Borrowing from related party debt	130,685	238,246
Borrowing on note payable	-	20,104
Payments related party note payable	(34,924)	(40,997)
Net Cash Provided from Financing Activities	$95,761	$217,353

Net (decrease) in cash	3,544	1,836
Cash Balance at Beginning of Period	3,276	-
Cash Balance at End of Period	$6,820	$1,836

Supplemental Disclosure of Non-Cash Financing Activities:
Contributed capital in the form of common shares	$30,319	$66,500
Imputed Interest of notes payable	$-	$33,991
Shares issued as repayment of debt	$272,500	$-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2009 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of March 31, 2010, and its results of operations and its cash flows for the nine months ended March 31, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2009 as reported in the 10-K have been omitted.

NOTE B – GOING CONCERN

As of March 31, 2010, MI has accumulated deficits of $46,454,977.  MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the quarter ended March 31, 2010, MI repaid $2,982.  The total owed to this party is $1,732,663 at March 31, 2010.  The amounts are due upon demand and interest is accrued at the stated rate of 5%.

During the quarter ended March 31, 2010, MI repaid $5,000 to another related party.

NOTE D - STOCK-BASED COMPENSATION

Amortization of stock option expense during the quarter ended March 31, 2010  totaled $66,115.

During the three months ended March 31, 2010, MI issued 117,889 shares for services to outside consultants and estimated the value of these shares at the fair market value of $29,815 on the date of issuance which approximates when the services were performed.

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

NOTE F - SUBSEQUENT EVENTS

The company evaluated all events or transactions that occurred after March 31, 2010 up through May 24, 2010, the date we issued these financial statements, and noted the following non-recognizable subsequent events:

a.)
In April and May 2010 the Company issued 89,244 shares of its common stock in accordance with an ongoing agreement for services to two consultants of the Company. These shares were valued at $22,577 determined from the closing price of the Company’s stock at date of issuance.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2010 and March 31, 2009

For the three-months ended March 31, 2010, we had a net loss of $506,821 or $0.01 loss per share as compared to a net loss of $183,005 or $0.00 loss per share for the same period of 2009.  We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2010 and March 31, 2009

For the nine-months ended March 31, 2010, we had a net loss of $1,292,172 or $0.03 loss per share as compared to a net loss of $1,210,550 or $0.03 loss per share for the same period of 2009.  As stated above, we continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor and are attempting to license the Rotapower engine to a potential manufacturing entity.

Going Concern and Liquidity

As of March 31, 2010, MI has accumulated deficits of $46,454,977. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, (“Dr. Moller”), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of March 31, 2010, amounts outstanding to him total $3,205,363 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at March 31, 2010 is $2,082,290.   He has also agreed to defer his salary.  Total amounts due to him for the deferred salaries including accrued interest total $1,344,689.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2009, although the company is conducting an internal audit with respect to the Sarbanes-Oxley Act provisions and expect the outcome of this audit to result in revisions to some of its existing processes and controls to take effect in the next reporting period.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER MATTERS

(a.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending February 11, 2010.

Moller International, Inc (“MI”) and Future Toys Design Limited (a.k.a., “Cyberking Toys”) of Chai Wan, Hong Kong have entered into a three-year “Robotic License and Technology Transfer Agreement” as of 10 February 2010.  Under the terms of this agreement MI will provide on-going technical support for the use of its Aerobot™ technology in scale model toys.  Additionally the agreement provides Cyberking Toys with rights to market its scale model vertical take off and landing capable toys with the Aerobot™ mark.  In exchange for this support and trademark name usage, MI will receive royalties on the sales of toys employing its technology or bearing its trademarked name.

ITEM 6 - EXHIBITS

(a.)  Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

May 24, 2010	/s/ Paul S. Moller
Date	Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board