Form 10-K
period 2010-06-30
MOLLER INTERNATIONAL INC
filed 2010-10-13
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐ No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2010 are $393,349.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $4,948,086.78 with a total of 26,042,562  shares owned by non-affiliates as of October 12, 2010 and the closing price of such common equity of $0.19 per share on the OTC Bulletin Board on such date.

As of October 12, 2010, the Company had 48,137,848 common shares issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☑ No ☐

- i -

PART I
Item 1	Business	1
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	24
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25
Item 8	Financial Statements and Supplementary Data All Financials Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Stockholders’ Deficit Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	28
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9A	Controls and Procedures	40
Item 9B	Other Information	40

PART III
Item 10	Directors and Executive Officers of the Registrant	42
Item 11	Executive Compensation	43
Item 12	Security Ownership of Certain Beneficial Owners and Management	43
Item 13	Certain Relationships and Related Transactions	45
Item 14	Principle Accounting Fees and Services	45

PART IV
Item 15	Exhibits and Financial Statement Schedules	45
Exhibits
	Signatures	46
	31.1	47
	31.2	48
	32.1	49
	32.2	50

- ii -

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

OUR PRODUCTS

We currently have no products that are ready to go to market.  Last year we anticipated the arrival of sufficient capital to begin production of our M200-based products.  This did not occur, but we continue to believe that the required capital will be obtained through the licensing Moller rotary engine technology. While it is not possible to predict the exact timing for the conclusion of talks we have underway, we remain confident that these talks will be fruitful and they will result in the Company obtaining the necessary initial funds to undertake the construction and preliminary testing of its M200-based products, and be sufficient to take us into initial, low rate of production for these products within the next 12-to-18 months.

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

●	Computer-augmented flight stabilization system

●
Fly-by-wire control systems (electrical wires take the place of mechanical cables) and on-board computers which can interface with and be controlled by remote ATC system computer and navigation resources

●	High-speed capability, which maximizes the benefits of personalized air travel.

●	Hover or low speed capability, which provides the ability to cue up for entry to or exit from highly controlled air planes.

●	Ability to climb, descend, accelerate and decelerate rapidly to enter and exit air-lanes quickly

●	Relative insensitivity to gusts and wind shear that makes tightly constrained flight possible

●	VTOL ability to land anywhere which allows emergency exit from air-lanes

●	Small size which reduces required vertiport infrastructure dimensions

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
Low noise

We believe that Moller’s rotary engine, called the Rotapower® engine, will be advantageous for ducted fan VTOL applications such as those required by the Skycar® and Aerobot® product lines. The engine’s round shape and small size will allow it to be hidden in the center of the duct behind the fan hub. Furthermore, the engine’s power-to-weight ratio should enhance performance in VTOL applications, where all of the required lift must be provided by the engine/fan unit without benefit of a wing surface as in a rolling take-off or landing.

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

200

160
2.0

0.7
40
15

Moller Standard	Moller Standard	Moller Standard
Rotary(1) Piston(2)	Rotary(1) Piston(2)	Rotary(1) Piston(2)

Moller Advantage: 3:1	Moller Advantage:11:1	Moller Advantage: 5:1

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

PATENTS

The current Moller International’s U.S. and Foreign Patents and Trademarks are listed below:

Name	Patent/Application Number	Country
Trademark Aerobot	326,708	Canada
Trademark Aerobot	1,367,510	US
Trademark Rotapower	2,101,936	US
Trademark Skycar	76,066,387	US
Trademark Skycar	1,739,687	US
Trademark Skycar	1,964,355	US
Stabilizing Control	1144249	Europe
Stabilizing Control	99/30392	International
Stabilizing Control	6,450,445	US
Rotary Engine Having	6325603	US
Rotary Engine Having	99/29821	International
Rotary Engine Having	6164942	US
VTOL Aircraft	91/00247	International
Improved Vertical Takeoff & Landing	6808140	US
Improved Vertical Takeoff & Landing	0303730	International
Improved Vertical Takeoff & Landing	2004/002796	International
Improved Vertical Takeoff & Landing	2006/532279	Japan
Vertical Takeoff & Landing	266,288	France
Vertical Takeoff & Landing	000243464-0001/0004	Europe
Vertical Takeoff & Landing	03709001.6	Europe

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

Skycar

Prior to full FAA certification (See “Regulation – Airworthiness Certificate Requirements” below), we hope to be able to sell our products to certain operators who are exempt from the civil aviation certification requirements. These may include:

●	military and para-military (rescue, drug enforcement, and border patrol)
●	wealthy individuals, for use within their own property in the U.S., Australia, Canada, etc.
●	foreign countries where FAA certification is not mandatory

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
Fire surveillance

COMPETITION

To date there are three fundamentally different aircraft design approaches to providing this vertical takeoff and landing (VTOL) capability:

•	Helicopters
•	Tilt-rotor aircraft
•	Ducted fan aircraft

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

We began test flying the pre-production model of the M400 in late 2002. The aircraft was flown tethered so we could test and de-bug the stabilization and control electronics. These flight tests first explored systems functions in the safest portions of the flight envelope then expanded the envelope. We expect the entire test program, involving many hours of powered tests on the ground and in tethered flight, and several hundred hours of free flight tests, to extend until we achieve FAA “Experimental” certification, hopefully within the next 12 months. However, this forecast is based upon the assumptions that (a) the Company will succeed in raising sufficient capital to cover the costs of flight testing, (b) a number of remaining engineering problems will be resolved through further development, and (c) that the FAA will establish certification criteria for the Skycar that are within our technical capabilities. All of these assumptions remain highly uncertain as of the date of filing of this annual report.

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

MARKETING STRATEGY

In the early stages of sales development, we plan to market primarily through direct selling by Company sales specialists to individual customers within our target markets. Brand exposure may be accomplished through displays at trade shows and industry exhibitions, direct mail, advertisements in aviation publications, and cooperation with the news media. For at least three decades the news media has followed the progress of Paul Moller’s VTOL research and experimentation, underscoring the public’s perennial fascination with the promise of convenient and affordable air travel made as personal and individualized as automobile travel has been. We expect, but cannot be certain, that the Skycar and our other vehicles will continue to receive periodic media coverage as we approach our first delivery schedules.

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

To date, due to lack of funding, we have not taken any significant steps to implement any of the marketing strategies cited above.

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

Engines

We expect that our Freedom Motors affiliate or its sub-licensee will supply most of the primary engine components necessary to generate a FAA certified Rotapower® engine. For that reason various elements are already incorporated into the basic engine design to satisfy future requirement for FAA certification. For example, dual spark plugs and an appropriate thrust load carrying bearing are already part of the basic design. Moller will inspect, assemble, and test completed engines prior to their sale or incorporation in Skycars® and Aerobots®.

EMPLOYEES

We currently have 3 full-time management and executive management personnel and 4 part-time employees. We have no specific plans for a significant increase or decrease in the number of our employees. Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

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

Need for Additional Capital

We will have to raise substantial amounts of capital before we can produce meaningful revenues from sales of our products with no assurance as to when or at what level revenues will commence. We estimate that we will need $26 million to demonstrate a fully functional, pre-production prototype Skycar, and an additional $40 - $90 million to complete FAA certification and begin initial production of certified aircraft. Alternatively we believe we would require $24 million to fund the production startup of the Neuera. Should we be unsuccessful in raising the needed capital, we may never develop into a viable business enterprise. At this time, we have no specific arrangements with any underwriters for the placement of our shares, nor any binding commitments from any person to invest in the Company.

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

Effective with this annual report for the fiscal year ended June 30, 2010, we have evaluated our internal control systems in order to allow our management to report on our internal controls.

We have identified significant deficiencies or material weaknesses in our internal controls that we cannot correct in a timely mannerdue to our current financial status.  This may result in a loss of confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department issued a ruling on September 17, 2010 but the stay remains in place, therefore, there is no immediate impact on the Company.

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

United States Bankruptcy Court: Paul S. Moller/Rosa Maria Moller, Case #09-29936-C-11

Moller International’s President and majority shareholder, Paul S. Moller (“Dr. Moller”), has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. The application was filed on 18 May 2009 in U.S. Bankruptcy Court for the Eastern District of California in Sacramento. The chapter 11 reorganization is in good standing, monthly personal operating reports are being filed, and the case is continuing.

MI will continue to assess it potential loss in the future as more information is available.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2009 Annual Shareholders meeting held on November 21, 2009, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, Faulkner White, Jim Toreson, Mike Shanley, and Stephen P. Smith.  Subsequently on May 5, 2010, Dr. Andrew Mueller was nominated by a unanimous vote of the Board of Directors to serve as a temporary director until the shareholders could ratify his nomination at the next annual shareholders meeting.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.15 to a high of $0.38 per share during this reporting period with a trading volume of 15,185 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2008 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2008 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2009 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2009 to 30 Jun 2009)	$0.18	$0.17
2009-Q3 (1 Jul 2009 to 30 Sep 2009)	$0.38	$0.15
2009-Q4 (1 Oct 2009 to 30 Dec 2009)	$0.31	$0.25
2010-Q1 (1 Jan 2010 to 31 Mar 2010)	$0.33	$0.21
2010-Q2 (1 Apr 2010 to 30 Jun 2010)	$0.30	$0.18

Shareholders of Record

As of October 12, 2010, there are 597 shareholders of record for common shares of Moller International.

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

Year Ended June 30, 2010

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

Fiscal 2010 compared to 2009

Results of operations for the 2010 fiscal year varied from 2009. We incurred net losses of $1,492,566 and $2,627,778 in fiscal 2010 and 2009 respectively.

Consolidated loss per share was $.03 and $.06 for the 2010 and 2009 fiscal years, respectively. We are currently using cash to fund operations at an approximate rate of $79,000 per month, net of engineering revenue received, the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees of $200,186 and 1,005,079 in fiscal 2010 and 2009, respectively.

Cash salaries and wages, including benefits, remained relatively constant, and representing 25% and 32% of total expenses for the 2010 and 2009 fiscal years, respectively. With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $320,073 of accumulated short-term deferred payroll excluding accrued interest as of June 30, 2010. Interest expense increased by $39,669 over the prior year. Loans from Dr. Moller are unsecured and carry a 10% annual interest rate. At June 30, 2010, the outstanding principal amount was $3,304,320. Loans from Dr. Moller may be subject to the provisions of Dr. Moller’s Chapter 11 filing and future terms and conditions might vary depending on the party or parties in control of these debts.

As of June 30, 2010, Dr. Moller had a balance of $1,434,272 in deferred wages along with accrued interest.

Other revenues, primarily from the rental of various mockup aircraft, remained relatively constant. The increase of $18,127 is not indicative of any meaningful revenue trends.

Going Concern

MI has a net loss of $1,492,566 for fiscal 2010 and has an equity deficit of $11,046,577. MI currently has no products for sale and it’s third party revenue stems from the lease of its mockup aircraft, but it  is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

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

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2010, a total of $3,304,320 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2010 is $2,005,990.

There can be no assurance that this majority shareholder will continue to have the ability to continue to make such short-term loans to MI in the future. Dr. Moller is under no legal obligation to provide additional loans to the company. In the event that he cannot continue to make such loans, or that MI does not receive funds from other sources, MI may be unable to continue to operate as a going concern. The impact of Dr. Moller’s filing for protection under Chapter 11 reorganization provisions may adversely affect his ability to provide loans to the Company.

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

Stock Based Compensation

MI recognizes stock based compensation issued to employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model. The model is based on assumptions including (1) fair market value of its common stock on the date of grant; (2) volatility of its common stock at 152.95 (3) discount rate at 1.45 and (4) expected dividend of zero. Share-based awards issued to non-employees are valued using the closing price of the common stock at the performance commitment date or when services are complete when there is not a significant disincentive for nonperformance. As a result of these assumptions, MI recognized total stock based compensation of $200,186 and $1,177,349 during the fiscal years ended June 30, 2010 and 2009, respectively.

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
Davis, California

We have audited the accompanying consolidated balance sheets of Moller International, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As noted in Note J to the financial statements, the Company restated its financial statements for the year ended June 30, 2009 to correct an error related to the recognition of revenue from an affiliated company.

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

MALONEBAILEY, LLP
www.malonebailey.com
 Houston, Texas

October 13, 2010

MOLLER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$50,102	$3,276
Advances to employees	615	639
Accounts receivable - Other	-	441
Total current assets	50,717	4,356

PROPERTY AND EQUIPMENT, net	10,613	11,214

OTHER NON-CURRENT ASSETS	319	353
Total other assets	319	353

	$61,649	$15,923

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$653,552	$644,099
Accrued liabilities	346,729	469,130
Accrued liabilities-related parties	-	486,984
Accrued liabilities-majority shareholder	3,495,313	2,887,346
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,304,320	3,105,357
Notes payable - minority shareholders	88,665	369,307
Notes payable - related parties	-	1,735,766
Deferred wages - employees	412,425	309,643
Customer deposits	394,767	394,767
Total current liabilities	9,673,953	11,380,581
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,434,273	1,085,414

Total liabilities	11,108,226	12,465,995

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value
47,997,776 and 45,980,565 issued and outstanding respectively	35,564,478	32,668,417
Accumulated deficit	(46,611,055)	(45,118,489)
Total stockholders' deficit	(11,046,577)	(12,450,072)

	$61,649	$15,923

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
		(Restated)
REVENUE
Other revenue	$41,645	$23,518

OPERATING EXPENSES
Selling, general and administrative	759,878	1,845,984
Rent expense to majority shareholder	204,109	201,482
Depreciation and amortization	980	720
Impairment of intangible assets	-	72,529
Total expenses	964,967	2,120,715

Operating Loss	(923,322)	(2,097,197)

OTHER EXPENSE
Interest expense	37,737	70,450
Interest expense – related parties	114,982	81,997
Interest expense- majority shareholder	416,525	378,134
Total other expense	569,244	530,581

NET LOSS	$(1,492,566)	$(2,627,778)

Loss per common share - Basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding - Basic and diluted	47,751,863	45,875,455

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2008	45,736,914	$31,491,068	$(42,490,711)	$(10,999,643)

Shares issued for services	243,651	151,918	-	151,918
Fair value of employee stock options	-	63,021	-	63,021
Fair value of executive stock options	-	962,410	-	962,410
Net loss for the year	-		$(2,627,778)	$(2,627,778)
Balance at June 30, 2009	45,980,565	$32,668,417	$(45,118,489)	$(12,450,072)

Shares issued for services	414,270	134,071	-	134,071
Shares issued for debt and interest	1,602,941	390,265	-	390,265
Fair value of stock options	-	66,115	-	66,115
Debt forgiveness	-	2,305,610	-	2,305,610
Net loss for the year	-		$(1,492,566)	$(1,492,566)
Balance at June 30, 2010	47,997,776	$35,564,478	$(46,611,055)	$(11,046,577)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,492,566)	$(2,627,778)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment expense	-	72,529
Depreciation expense	980	719
Stock-based compensation	200,186	1,177,349
Change in assets and liabilities:
Accounts receivable	465	12,483
Accounts payable	9,453	98,928
Accrued liabilities - related parties	693,930	507,879
Accrued liabilities	(4,636)	513,485
Deferred wages	451,641	-
Other assets	34	814
Net Cash Used in Operating Activities	$(140,513)	$(243,592)

Cash Used in Investing Activities
Purchase of property and equipment	$(379)	-
Purchase of other assets	-	-
Net Cash Used in investing Activities	$(379)	$-

Cash Flows Provided from Financing Activities
Borrowing from related party debt	233,703	288,448
Payments related party note payable	(45,985)	(61,684)
Barrowing from note payable	-	20,104
Net Cash Provided by Financing Activities	$187,718	$246,868

Net Increase In Cash	$46,826	3,276
Cash, Beginning of Year	$3,276	-
Cash, End of Year	$50,102	$3,276

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash
Financing Activities:
Shares issued as repayment of debt	390,265	-
Debt forgiveness	2,305,610	-

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of MI and its wholly-owned, inactive subsidiaries, Aerobotics Inc. (AI) and Moller Corporation (MC). These subsidiaries were dissolved in fiscal year 2010. All intercompany transactions and accounts have been eliminated.

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

Reclassifications

Certain items from the June 30, 2009 consolidated financial statements have been reclassified in the June 30, 2010 financial statements to conform to current year presentation.

Correction of an error in the prior period

In accordance with ASC 250-10, Accounting Changes and Error Corrections, the consolidated financial statements for the year ended June 30, 2009 were corrected for an immaterial error related to imputed interest expense. The impact of this correction was to reduce interest expense and common stock by $44,316. The correction did not impact the net cash used in operating activity as reported in the Consolidated Statements of Cash Flows.

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

Long-Lived Assets

In accordance with the guidance in FASB ASC 360-10 , Property, Plant and Equipment,  we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. The guidance requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2010 and 2009, there were no impairments to our long-lived assets.

Fair Value of Financial Instruments

The carrying value of short-term financial instruments, including cash, accounts receivables, accounts payable and accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured

For the years ended June 30, 2010 and 2009, substantially all of our revenue was derived from services provided to Freedom Motors, an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI, under the 1998 Technology Development and License Agreement. Under this agreement, we provide engineering services related to the scientific and engineering technical support for the rotary engine. Specifically, we provide personnel and facilities as required to adapt the Rotapower engine to applications where the potential exists for high volume production. In addition, we also provide bookkeeping and other administrative services.

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

Stock-based Compensation

We recognize stock based compensation issued to employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  Share-based awards issued to non-employees are valued using the closing price of the common stock at the performance commitment date or when services are complete when there is not a significant disincentive for nonperformance.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

We also recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. To date, we do not have any unrecognized tax benefits.

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2010, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 10,314,744

Recent Accounting Pronouncements

During the second quarter of the year ended June 30, 2010, we adopted FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP”) which establishes the
Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on our  results of operations, cash flows or financial position. Since the adoption of the ASC, our notes to the  consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements . This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the desegregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did  not impact our operating results, financial position or cash flows and related disclosures.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the year ended June 30, 2010.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have incurred net losses of $1,492,566 and $ 2,627,778 for the years ended June 30, 2010 and 2009, respectively. In addition, we have an accumulated deficit of $46,611,055 and a working capital deficit of $9,623,236 as of June 30, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he recently filed for protection under the federal Chapter 11 reorganization provisions. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

NOTE C - Property and Equipment

Property and equipment consist of:

	June 30, 2010	June 30, 2009

Production and R&D Equipment	$394,664	$394,664
Computer equipment and software	420,478	420,099
Furniture and fixtures	75,650	75,650
	890,792	890,413
Less accumulated depreciation	(880,179)	(879,199)

	$10,613	$11,214

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2010 and 2009, we have received an aggregate $394,767 of customer deposits.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2010 and 2009, members of management and other employees have deferred $320,074 and $239,562, respectively, of wages along with accrued interest of $92,351 and $70,081, respectively. These amounts are reflected as deferred wages, which is reported as a component of current liabilities.

However, the President’s annual salary of $250,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. As of June 30, 2010 and 2009, a liability of $1,125,000 and $875,000, respectively, along with the accrued interest of $309,273 and $210,414, respectively, were recorded as a component of non-current liabilities and selling and general and administrative expenses.

NOTE F – NOTES PAYABLE

Majority Shareholder

At June 30, 2010 and 2009, the outstanding debt owed to our majority shareholder totaled $3,304,320 and $3,105,357 respectively. This debt subject to an annual interest of 10%.   Aggregate accrued interest on these notes was $1,489,323 and $1,171,656 at June 30, 2010 and 2009, respectively.

Minority Shareholder

At June 30, 2010 and 2009, the outstanding debt owed to minority shareholders totaled $88,665 and $369,307, respectively. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $64,517 and $172,132 at June 30, 2010 and 2009, respectively.  During the year ended June 30, 2010, we settled $272,500 of debt owed to a minority shareholder and the related accrued interest of $117,765 through issuance of 1,602,941 common shares.

Related Party

At June 30, 2010 and 2009, the outstanding debt owed to a partnership, in which the majority shareholder is the General Partner, totaled $0 and $1,735,766, respectively. On June 30, 2010 this debt and accumulated interest was forgiven.  Aggregate accrued interest on these notes was $0 and $486,984 at June 30, 2010 and 2009, respectively.  Because the liability is with a related party, the total debt and accrued interest forgiven amounting to $2,305,610 was recorded to equity.

Non-Related Party

At June 30, 2010 and 2009, the outstanding debt owed to other parties totaled $978,182. This debt primarily consists of $500,000 owed to Pelican Ventures and $453,214 owed to Barry Malizia.

The amount owed to Mr. Malizia relates to non-interest bearing advance made by Mr. Malizia. Under the agreement, Mr. Malizia advanced the Company $453,214, which is payable within 90 days of demand. Mr. Malizia is the Chairman of Rotapower Engine Systems Limited (RES), a potential licensee of the Rotapower engine technology.  On April 26, 2010 Moller International received a letter requesting repayment of his advance.  Paul Moller, our majority shareholder, guaranteed this advance and is currently negotiating the terms of a schedule of payments.

The amount owed to Pelican Ventures relates to an advance for the development of a diesel-powered rotary engine. The loan carries interest at 9%, is secured by substantially all assets of MI, and was originally due in 2002. Pelican canceled the agreement in June 2002 and the dispute has not been resolved. MI ceased accruing interest in August 2002.

NOTE G – STOCK BASED COMPENSATION

Shares of stock

During the year ended June 30, 2010 and 2009, MI issued 414,270 and 243,651 shares of common stock to consultants in recognition of various services provided. MI recorded compensation expense of $134,071 and $85,418 based on a fair market value per share, determined by taking the closing price for the stock at the dates the services were provided and the shares were fully vested and non-forfeitable.

As of June 30, 2010 and 2009, there was no unamortized compensation expense related to shares granted.

Stock options

On February 26, 2009, MI adopted its 2009 Stock, Option and Restricted Stock Benefit Plan. The total shares available for grant under the plan aggregate 7,500,000.

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

Compensation expense of $66,115 and $939,054 was recognized during the years ended June 30, 2010 and 2009, respectively. There were no unamortized compensation amount at June 30, 2010 and 2009.

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.79 % to 1.63%, (2) exercise prices ranging from $0.19 to $1.50, (3) an estimated expected term ranging from one to two years based on the “plain vanilla” method allowed under SAB 107, (4) no dividend rate and (5) computed volatility rates ranging from 152.95% to 247.15% on the underlying stock.

Option activity for the years ended June 30, 2010 and 2009 is as follows:

				Weighted
	Options	Range of Exercise Price	Total Vested	Average Exercise Price

Balance at June 30, 2008	13,429,408		13,429,408	$1.80

Granted	6,781,040	$$0.19 to $1.50	6,781,040	0.23
Exercised	-			-
Forfeited	10,181,404	$$0.38 to $4.51		1.80

Balance at June 30, 2009	10,029,044		10,029,44	$0.43

Granted	300,000	$0.21	300,000	0.21
Exercised	-
Forfeited	14,300	$0.20		0.20

Balance at June 30, 2009	10,314,744		10,314,744	$0.43

Additional option information for the year ended June 30, 2010, is as follows:

Exerise Price Range	Outstanding	Weighted Exercise Price	Weighted Average Remaining Life inYears	Exercisable
$3.82	6,000	$3.82	3.56	6,000
$0.86	3,194,762	$0.86	.61	3,194,762
$0.60	47,242	$0.60	.61	47,242
$.19 to $1.5	6,781,040	$0.86	3.64	6,781,040
$0.21	300,000	$0.21	3.66	300,000
	10,314,744	$0.43		10,314,744

The outstanding options have an intrinsic value of $60,000 at June 30, 2010.

NOTE H – INCOME TAXES

At June 30, 2010, MI had $17,614,577 in federal net operating loss (NOL) carryforwards to offset future taxable income, resulting in a deferred tax asset of $6,165,102. MI also had $12,386,810 in state net operating loss (NOL) carryforwards to offset future state taxable income, resulting in a deferred tax asset of $1,094,994. MI also had federal and state research credits of $238,234 and $293,799, respectively.

The combined federal and state deferred tax asset is $7,792,129. In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $7,792,129 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative federal and state net operating losses are scheduled to expire through 2029.

NOTE I – COMMITMENTS AND CONTINGENCIES

Lease commitment

MI’s operations are housed in one 34,500 square foot building, which is leased from Dr. Moller. The term of the current lease is for ten years ending June 30, 2013, at $41,400 per month. MI remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 per year.  As of June 30, 2010, unpaid rent for the above lease, including related interest, amounted to $3,495,313.

The office operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount
2011	496,800
2012	496,800
2013	496,800
2014	-
Years thereafter	-
Total	$1,490,400

Total rental expense for the twelve months ended June 30, 2010 and 2009 amounted to approximately $496,800 and $496,800, respectively.

MI receives reimbursements for rent from Freedom Motors. Total reimbursements received for the years ended June 30, 2010 and 2009 amounted to $324,989 and $326,663, respectively.

Contingencies

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department issued a ruling on September 17, 2010 but the stay remains in place, therefore there is no immediate impact on the Company.

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

MI’s probable loss has been estimated in the range of $200,000 to $1,000,000 and $200,000 was accrued as of June 30, 2010 and 2009. MI will continue to assess its potential loss in the future as more information is available.

NOTE J – RESTATEMENT

The 2009 income statement was restated to correct an error in reporting revenue from Freedom Motors, an affiliated entity that shares common ownership with existing shareholder s of Moller. In 1998, we entered into a technology development and licensing agreement with Freedom to provide engineering services related to the scientific and engineering technical support for the rotary engine.  In addition, we provided certain administrative services. During 2009, certain administrative services, including the salary of our majority shareholder and rent reimbursement, was charged to Freedom under the technology agreement and reported as revenue in our financial statements. We determined that these charges should have been classified as expense reimbursements opposed to revenue.

The following table reflects the impact of the error:

Statement of Operations for the year ended June 30, 2009:

	As reported	Adjustment	As restated

Revenue – related parties	$519,386	$(519,386)	$-
Total revenue	542,904	(519,386)	23,518

Cost of revenue	126,773	(126,773)	-
Gross profit	416,131	(416,131)	-
Selling, general and administrative	1,911,934	(65,950)	1,845,984
Rent expense – majority shareholder	528,145	(326,663)	201,482

Total expenses	2,513,328	(392,613)	2,120,715

There was no impact to the 2009 consolidated balance sheet or statement of cash flows. In addition, the immaterial error related to imputed interest is not reflected in this table. Please see Note A.

NOTE K – SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2010:

a) The company has issued 111,111 shares of common stock valued at $20,000 in accordance with an ongoing agreement for services to a consultant of the company.

b) The company has issued 28,961 shares of common stock valued at $5,533.42 to employees as payment of wages.

c) On August 30, 2010 the company granted 200,000 stock options to Bernardo Majalca, a non-affiliated party.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are not effective based on the required evaluation. Our auditors discovered deficiencies in our footnote disclosures and identified various accounting adjustments during their audit of these financial statements. We believe this is due to the limited resources devoted to accounting and financial reporting during this reporting period and the Company will continue to remedy the shortfall by hiring additional personnel to address its accounting and financial reporting functions.

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

The Company’s management, including the CEO, carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2010.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2010. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls and an over reliance on consultants in the financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

These weaknesses stem primarily from the lack of working capital to hire additional accounting staff during the period covered by this annual report.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Act, for the year ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	73	11/2009 – 11/2010	No
Faulkner White	59	11/2009 – 11/2010	No
Jim Toreson	68	11/2009 – 11/2010	No
Mike Shanley	61	11/2009 – 11/2010	No
Stephen Smith	36	11/2009 – 11/2010	No
Andrew Moller	63	11/2009 – 11/2010	No

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

Mike Shanley, Director—Mr. Shanley has been a pilot since 1969, serving with the Royal Australian Air Force in Vietnam in 1971 and has been an enthusiastic supporter of the Skycar project since 1987. Mr. Shanley has a BA in English Literature from the University of Queensland, Australia, is the author of the novel “Strela” and was a magazine publisher and editor from 1987 to 1996. He is presently co-director of a security company based in the United Kingdom providing security at Heathrow, Gatwick, Manchester and Stansted airports. Mr. Shanley is also Chairman of Shanley International Ltd., a company set up specifically to facilitate trade with China.

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

Andrew Mueller, Director—DC, R.Ph., C.Ad, Director, President and Founder of Mueller Global Enterprises.  Dr. Mueller founded and operated a health clinic for over 20 years and has practical experience and formal training in management, organizational behavior and marketing gained while working in his private practice.  He attended the University of Colorado and graduated with a dual degree in Business and Pharmacy.  He practiced pharmacy for 10 years in positions ranging from staff pharmacist, pharmacy manager and as the Director of Pharmacy for Coral Ridge Psychiatric Hospital.  Subsequently Dr. Mueller graduated from Life University in Atlanta, Georgia with a degree as a Doctor of Chiropractic.  He is certified in the areas of Addictionology and Anti-Aging from the American College of Addictionology and Compulsive Disorders.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moller, President	2010	$250,000(1)	$0	$0	$0	$0		$0	$250,000(1)
Faulkner White	2010	$0	$0	$0	$0	$0		$0	$0
Jim Toreson	2010	$0	$0	$0	$0	$0		$0	$0
Mike Shanley	2010	$0	$0	$0	$0	$0		$0	$0
Stephen Smith	2010	$0	$0	$0	$0	$0		$0	$0
Andrew Mueller	2010	$0	$0	$0	$0	$0		$0	$0

(1) $250,000 of this amount shown is deferred at the election of the Executive, not as part of any plan.
(2) Each member of the Board of Directors (with the exclusion of Paul Moller) was issued options for 5,000 shares of Moller International stock as compensation for service on the Board for the 12-month term of office.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of October 12, 2010:

       Name and Address of Amount & Nature of Percent
Title of Class Beneficial Owner Beneficial Ownership of Class

 Common Stock(1) Paul S. Moller (1) (2) 33,092,025 56.08% (3)
     9350 Currey Rd
     Dixon, CA 95620

(1)	Has options to purchase 9,194,762 shares.
(2)	Total includes 4,900,000 shares previously owned by Moller Corp., a California corporation controlled by Paul S. Moller (see below).
(3)	57.74% of class if all existing options are exercised.

Paul S. Moller, President, Director and Chairman of the Board of Directors was the sole shareholder of Moller Corp. Moller Corporation held legal title to 21,864,728 of the shares of Common stock listed above as beneficially owned by Paul S. Moller. On October 29, 2009, Moller International filed a petition with the California Secretary of State, Document Filing Support Unit, for Certificates of Dissolution for Moller Corporation and Aerobotics International. The Company received confirmation of the dissolution of both firms as of December 11, 2009.  All stock held by Moller Corporation reverted to the control of the sole owner, Paul S. Moller. Rosa Maria Moller, the spouse of Paul S. Moller, owns 547,848 shares of Common stock, which are included in the figure above, although she holds them as separate property in her name alone.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2009 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (3)

Common Stock	Paul S. Moller (1) (2)	21,864,728 (D,I)	52.6%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280 (D)	00.003%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000 (D)	00.00%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583 (D)	00.00%
	Bradfield Close Working
	Surrey GU22 7RE, UK

Common Stock	Andrew Mueller	9,095 (D)	00.00%
	60 Songbird Ct.
	Marietta, GA 30064

Common Stock	Stephen Smith	1,600(D)	00.00%
	724 Vallombrosa Drive Pasadena, CA 91107

(1)	Total include options to purchase 9,194,762 shares.
(2)	Total includes 4,900,000 shares previously held by Moller Corp., a California corporation controlled by Paul S. Moller
(3)	Percentage of class based on 59,009,609 potential shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. The Notes amounted to $3,304,320, which bears interest at $10% per annum.   (see Note E to the financial statements)

During the year ended June 30, 2010, the Company repaid $3,102 in loans to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. The debt was forgiven on June 30, 2010.  Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest. (see Note F to the financial statements)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2010	2009
Audit and Quarterly Review Fees	$30,055	$61,903
Audit-related Fees		0
Tax Fees	11,520	0
All Other Fees	0	0
Total Fees	$41,575	$61,903

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.)	Exhibits

Exhibit No.                            Description

Exhibit 31.1                            Certification of CEO / CFO

Exhibit 32.1                            Certification of CEO / CFO

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2010:

On February 11, 2010 Moller International, Inc (“MI”) announced that it had entered into a material definitive agreement with Future Toys Design Limited (a.k.a., “Cyberking Toys”) of Chai Wan, Hong Kong.  A three-year “Robotic License and Technology Transfer Agreement” was signed on 10 February 2010.  Under the terms of this agreement MI is to provide on-going technical support for the use of its Aerobot™ technology in scale model toys.  Additionally the agreement provides Cyberking Toys with rights to market its scale model vertical take off and landing capable toys with the Aerobot™ mark.  In exchange for this support and trademark name usage, MI will receive royalties on the sales of toys employing its technology or bearing its trademarked name.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

10/13/2010                          /s/ Dr. Paul S. Moller
Date                                    President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President,
	Director	10/13/2010

/s/ Faulkner White	Director	10/13/2010

/s/ Jim Toreson	Director	10/13/2010

/s/ Mike Shanley	Director	10/13/2010

/s/ Stephen Smith	Director	10/13/2010

/s/ Andrew Mueller	Director	10/13/2010