Form 10-Q
period 2010-09-30
MOLLER INTERNATIONAL INC
filed 2010-11-22
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

At November 15, 2010, there were 48,171,002 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited
	September 30, 2010	June 30, 2010
ASSETS
CURRENT ASSETS
Cash	$9,761	$50,102
Advances to employees	615	615
Total current assets	10,376	50,717

PROPERTY AND EQUIPMENT, net of accumulated depreciation	10,613	10,613

OTHER NON-CURRENT ASSETS	319	319

	$21,308	$61,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$674,110	$653,552
Accrued liabilities	343,461	346,729
Accrued liabilities-majority shareholder	3,701,192	3,495,313
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,250,751	3,304,320
Notes payable - minority shareholders	82,104	88,665
Deferred wages - employees	415,043	412,425
Customer deposits	394,767	394,767
Total current liabilities	9,839,610	9,673,953
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,525,290	1,434,273
Total liabilities	11,364,900	11,108,226

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value
48,110,070 and 47,997,776 issued and outstanding, respectively	35,608,712	35,564,478
Accumulated deficit	(46,952,304)	(46,611,055)
Total stockholders' deficit	(11,343,592)	(11,046,577)

	$21,308	$61,649

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	September 30, 2010	September 30, 2009
REVENUE
Other revenue	$3,515	$3,133

OPERATING EXPENSES
Selling, general and administrative	90,296	146,186
Rent expense to majority shareholder	132,267	85,008
Total expenses	222,563	231,194

Operating Loss	(219,048)	(228,061)

OTHER EXPENSE
Interest expense	12,006	56,579
Interest expense- majority shareholder	110,195	78,017
Total other expense	122,201	134,596

NET INCOME (LOSS)	$(341,249)	$(362,657)

Loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	48,065,422	47,486,025

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	Three Months Ended
	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(341,249)	$(362,657)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	44,234	4,667
Change in assets and liabilities:
Accounts receivable	-	51
Accounts payable	20,558	14,082
Accrued liabilities-related parties	205,879	223,814
Accrued liabilities	(3,268)	(16,261)
Other liabilities	-	79,172
Other assets	-	34
Deferred wages	93,635	-
Net Cash Provided by (Used in) Operating Activities	19,789	(57,098)

Cash Used in Investing Activities	-	-

Cash Flows Provided from Financing Activities
Borrowings from related party	-	80,397
Payments on related party note payable	(60,130)	(10,875)
Net Cash Provided by (Used in) Financing Activities	(60,130)	69,522

Net Increase (Decrease) In Cash	(40,341)	12,424
Cash Balance at Beginning of Period	50,102	3,276
Cash Balance at End of Period	$9,761	$15,700

Supplemental Disclosure of Non-Cash Financing Activity
Shares issued as repayment of debt	$-	$272,500

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2010 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2010, and its results of operations and its cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2010 as reported in the 10-K have been omitted.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. For the three months ended September 30, 2009, we determined that the related party revenues totaling $47,266 should have been reported as expense reimbursement. Consequently, this amount was reclassified as a reduction in operating expenses to conform with the current presentation. Net income and earnings per share remained unchanged.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, MI has an accumulated deficits of $46,952,304 and a working capital deficit of $9,829,234 as of September 30, 2010.  These factors raise substantial doubt as to MI’s ability to continue as a going concern. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products.  Historically, funding was funded by certain shareholders, including, Dr. Paul S. Moller (“Dr. Moller”), the majority shareholder, in the form of short-term notes payable. There is no assurance that MI will continue to receive funding from shareholders in the future or that funds from other sources will be sufficient to provide MI with the capital needed to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE C - NOTES PAYABLE – RELATED PARTIES

During the quarter ended September 30, 2010, MI made repayments to related parties amounting $60,130.

NOTE D - STOCK-BASED COMPENSATION

During the quarter ended September 30, 2010, MI issued 112,294 shares for services with a  fair market value at the date of grant of $20,533.

During the quarter ended September 30, 2010, MI granted 200,000 options to a non-employee with a term of 3.5 years and an exercise price of  $0.15 per share. These options vested immediately and have a fair value of $23,701, as calculated using the Back-Scholes model.  Assumptions used in the Black-Scholes model included: (1) discount rate of 0.50%; (2) expected term of 2 years, (3) expected volatility of 177% and (4) zero expected dividends.

During the quarter ended September 30, 2010, 14,300 were forfeited.

Options outstanding and exercisable as of September 30, 2010 totaled 10,514,744 with a weighted average exercise price and remaining life of $0.42 and 2.5 years, respectively.  These options  have an intrinsic value of zero.

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

NOTE F - SUBSEQUENT EVENTS

On various dates in October and November 2010, the company has issued 60,932 common shares valued at $10,618 to individuals for services performed.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2010 and September 30, 2009

For the three-months ended September 30, 2010, we had a net loss of $341,249 or $0.01 loss per share as compared to a net loss of $362,657 or $0.01 loss per share for the same period of 2009. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As shown in the accompanying financial statements, MI has accumulated deficits of $46,952,304 and a working capital deficit of $9,829,234 as of September 30, 2010. These factors raise substantial doubt as to MI’s ability to continue as a going concern. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products.  Historically, funding was funded by certain shareholders, including, Dr. Paul S. Moller (“Dr. Moller”), the majority shareholder, in the form of short-term notes payable. As of September 30, 2010, amounts outstanding to Dr. Moller total $3,250,751. In addition, Dr. Moller has granted MI a deferral on the payment of rent for the office building. The total deferred rent, including interest owed to Dr. Moller at September 30, 2010 amounted to $3,701,192.  There is no assurance that MI will continue to receive funding from shareholders in the future or that funds from other sources will be sufficient to provide MI with the capital needed to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with the Company's currently proposed contracts it has revised billings in this reporting period to reflect a lower overhead rate and incorporated facilities costs into these rates. Starting with this Quarter's billings and going forward the overhead rate charged for labor and services is 150% and the routine General and Administrative costs are 25%.

ITEM 3 – QUALITATIVE AND QUANTITATIVE CONCERNS ABOUT MARKET RISK

As a smaller reporting company we are not required to report items under this section.

ITEM 4 T – CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2010.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER MATTERS

None

ITEM 6 – EXHIBITS

(a.)  Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

November 22, 2010	/s/ Paul S. Moller
Date	Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board