Form 10-Q
period 2010-12-31
MOLLER INTERNATIONAL INC
filed 2011-02-17
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At February 10, 2010, there were 48,243,635 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
	December 31, 2010	June 30, 2010
ASSETS
CURRENT ASSETS
Cash	$14,376	$50,102
Advances to employees	616	615
Total current assets	14,992	50,717

PROPERTY AND EQUIPMENT, net of accumulated depreciation	9,612	10,613

OTHER ASSET	319	319
	$24,923	$61,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$664,188	$653,552
Accrued liabilities	358,617	346,729
Accrued liabilities-majority shareholder	3,907,318	3,495,313
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,249,570	3,304,320
Notes payable - minority shareholders	82,104	88,665
Deferred wages - employees	459,999	412,425
Customer deposits	394,767	394,767
Total current liabilities	10,094,745	9,673,953
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,617,998	1,434,273
Total liabilities	11,712,743	11,108,226

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value
48,209,707 and 47,997,776 issued and outstanding respectively	35,624,632	35,564,478
Accumulated deficit	(47,312,452)	(46,611,055)
Total stockholders' deficit	(11,687,820)	(11,046,577)

	$24,923	$61,649

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
REVENUE
Other revenue	$3,419	$3,601	$6,934	$6,734

OPERATING EXPENSES
Selling, general and administrative	(108,077)	(242,887)	(198,373)	(389,073)
Rent expense to majority shareholder	(132,267)	(32,351)	(264,534)	(117,359)
Total expenses	(240,344)	(275,238)	(462,907)	(506,432)

Operating loss	(236,925)	(271,637)	(455,973)	(499,698)

OTHER INCOME (EXPENSE)
Other income	949	150	949	150
Interest expense	(12,036)	(48,232)	(24,042)	(104,811)
Interest expense- majority shareholder	(112,136)	(80,314)	(222,331)	(158,331)
Total other expense	(123,223)	(128,396)	(245,424)	(262,992)

NET LOSS	$(360,148)	$(400,033)	$(701,397)	$(762,690)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	48,171,559	47,731,839	48,118,814	47,608,932

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	Six Months Ended
	December 31,	December 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(701,397)	$(762,690)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	1,000	-
Stock-based compensation	60,154	76,986
Change in assets and liabilities:
Accounts receivable and other assets	-	(294)
Accounts payable	10,636	(6,940)
Accrued liabilities-related parties	412,005	441,603
Accrued liabilities and deferred wages	243,187	(2,570)
Other liabilities	-	197,391
Net Cash Provided by (Used in) Operating Activities	25,585	(56,514)

Cash Flows Provided from Financing Activities
Borrowings from related party	-	126,268
Payments on related party note payable	(61,311)	(22,336)
Net Cash (Used in) Provided from Financing Activities	(61,311)	103,932

Net Increase (Decrease) In Cash	(35,726)	47,418
Cash Balance at Beginning of Period	50,102	3,276
Cash Balance at End of Period	$14,376	$50,694

Supplemental Disclosure of Non-Cash Financing Activities:
Shares issued as repayment of debt	$-	$272,500
Contributed capital in the form of common stock	$-	$30,319

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2010 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2010, and its results of operations and its cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2010 as reported in the 10-K have been omitted.

Correction of an error in the prior period
In accordance with ASC 250-10, Accounting Changes and Error Corrections, the consolidated financial statements for the six months ended December 31, 2009 were corrected for an immaterial error related to imputed interest expense. The impact of this correction was to reduce interest expense and common stock by $22,661. The correction did not impact the net cash used in operating activities as reported in the Consolidated Statements of Cash Flows.

Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.  For the six months ended December 31, 2009, we determined that the related party revenues totaling $147,190 should have been reported as expense reimbursement.  Consequently, this amount was reclassified as a reduction in operating expenses to conform to the current presentation.  Net income and earnings per share remained unchanged.

NOTE B – GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, MI has accumulated deficit of $47,312,452 and a working capital deficit of $10,079,753.  MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

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

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the six months ended December 31, 2010, MI made repayments to related parties amounting to $61,311.

NOTE D - STOCK-BASED COMPENSATION

During the six months ended December 31, 2010, MI issued 211,931 shares for services to outside consultants and certain employees and estimated the value of these shares at the fair market value on the date of issuance of $36,453.

During the six months ended December 31, 2010, MI granted 200,000 options to a non-employee with a term of 3.5 years and an exercise price of $0.15 per share. These options vested immediately and have a fair value of $23,701, as calculated using the Back-Scholes model. Assumptions used in the Black-Scholes model included: (1) discount rate of 0.50%; (2) expected term of 2 years, (3) expected volatility of 177% and (4) zero expected dividends.

During the six months ended December 31, 2010, 14,300 options were forfeited.

Options outstanding and exercisable as of December 31, 2010 totaled 10,514,744 with a weighted average exercise price and remaining life of $0.42 and 2.26 years, respectively. As of December 31, 2010, these options have an intrinsic value of zero.

NOTE E - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

MI is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department has not yet issued a ruling, and the stay remains in place.

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

NOTE E - SUBSEQUENT EVENTS

On various dates in January and February 2011, MI issued 33,928 common shares valued at $3,750 to individuals for services performed.

On February 1, 2011, MI issued 25,000 options to the Board of Directors for services.  These options have a term of 3 years and an exercise price of the lower of $0.119 per share or a per share price equal to 85% of the average closing price for the 30 days preceding the date of exercise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 2010 and December 31, 2009

For the three-months ended December 31, 2010, we had a net loss of $360,148 or $0.01 loss per share as compared to a net loss of $400,033 or $0.01 loss per share for the same period of 2009. We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2010 and December 31, 2009

For the six-months ended December 31, 2010, we had a net loss of $701,397 or $0.01 loss per share as compared to a net loss of $762,690 or $0.02 loss per share for the same period of 2009. As stated above, we continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor and are attempting to license the Rotapower engine to a potential manufacturing entity.

Going Concern and Liquidity

As shown in the accompanying financial statements, MI has accumulated deficit of $47,312,452 and a working capital deficit of $10,079,753 as of December 31, 2010. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern. Historically, funding was funded by certain shareholders, including, Dr. Paul S. Moller (“Dr. Moller”), the majority shareholder, in the form of short-term notes payable. As of December 31, 2010, amounts outstanding to Dr. Moller total $3,429,570. In addition, Dr. Moller has granted MI a deferral on the payment of rent for the office building. The total deferred rent, including interest owing to Dr. Moller at December 31, 2010 is $3,907,318. There is no assurance that MI will continue to receive funding from shareholders in the future or that funds from other sources will be sufficient to provide MI with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

February 17, 2011 Date	MOLLER INTERNATIONAL, INC. /s/ Paul S. Moller Paul S. Moller, Ph.D. President, CEO, Chairman of the Board