Form 10-Q
period 2011-03-31
MOLLER INTERNATIONAL INC
filed 2011-05-23
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 18, 2011, there were 48,349,517 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
Consolidated Balance Sheet
Unaudited

	March 31, 2011	June 30, 2010
ASSETS
CURRENT ASSETS
Cash	$9,647	$50,102
Accounts receivable	2,459	-
Advances to employees	635	615
Total current assets	$12,741	$50,717

PROPERTY AND EQUIPMENT, net of accumulated depreciation	9,612	10,613

OTHER ASSETS	319	319

	$22,672	$61,649
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$674,408	$653,552
Accrued liabilities	367,036	346,729
Accrued liabilities-majority shareholder	4,109,289	3,495,313
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,135,275	3,304,320
Notes payable - minority shareholders	82,104	88,665
Deferred wages - employees	500,391	412,425
Customer deposits	394,767	394,767
Total current liabilities	$10,241,452	$9,673,953
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,712,269	1,434,273
Total liabilities	11,953,721	11,108,226

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value
48,302,458 and 47,997,776 issued and outstanding respectively	35,639,035	35,564,478
Accumulated deficit	$(47,570,084)	$(46,611,055)
Total stockholders' deficit	$(11,931,049)	$(11,046,577)

	$22,672	$61,649

 See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
Consolidated Statements Of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	31-Mar-11	31-Mar-10	31-Mar-11	31-Mar-10
REVENUE
Other revenue	$91	$23,296	$7,025	$30,030

OPERATING EXPENSES
Selling, general and administrative	124,097	236,790	322,470	625,863
Rent expense to majority shareholder	14,817	126,353	279,351	243,712
Total expenses	$138,914	$363,143	$601,821	$869,575

Operating Loss	$(138,823)	$(339,847)	$(594,796)	$(839,545)

OTHER EXPENSE
Other income	13,466		14,415	150
Interest expense	(22,733)	(87,870)	(46,775)	(215,342)
Interest expense- majority shareholder	(109,542)	(79,104)	(331,873)	(237,435)
Total other expense	$(118,809)	$(166,974)	$(364,233)	$(452,627)

NET LOSS	$(257,632)	$(506,821)	$(959,029)	$(1,292,172)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	48,263,217	47,832,958	48,166,419	47,682,517

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL INC.
Consolidated Statement of Cash Flows
Unaudited

	Nine Months Ended
	March 31,	March 31,
	2011	2,010
Cash Flows From Operating Activities
Net Loss	$(959,029)	$(1,292,172)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation expense	1,000	-
Stock-based compensation	67,057	172,916
Imputed interest	-	22,661
Change in assets and liabilities:
Accounts receivable and other assets	(2,479)	(301)
Accounts payable	20,857	18,972
Accrued liabilities-related parties	613,976	668,340
Accrued liabilities and deferred wages	386,269	(6,496)
Other liabilities		323,863
Net Cash Provided by (Used in) Operating Activities	$127,651	$(92,217)

Cash Flows Provided from Financing Activities
Borrowing from related party debt	$22,624	$130,685
Proceeds from issuance of common stock	7,500	-
Payments related party note payable	(198,230)	(34,924)
Net Cash (Used in) Provided from Financing Activities	$(168,106)	$95,761

Net Increase (Decrease) In Cash	$(40,455)	$3,544
Cash Balance at Beginning of Period	50,102	3,276
Cash Balance at End of Period	$9,647	$6,820

Supplemental Disclosure of Non-Cash Financing Activities:
Shares issued as repayment of debt	$-	$272,500
Contributed capital in the form of common shares	-	30,319

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2010 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of March 31, 2011, and its results of operations and its cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2010 as reported in the 10-K have been omitted.

Correction of an error in the prior period
In accordance with ASC 250-10, Accounting Changes and Error Corrections, the consolidated financial statements for the nine months ended March 31, 2010 were corrected for an immaterial error related to imputed interest expense. The impact of this correction was to reduce interest expense and common stock by $22,661. The correction did not impact the net cash used in operating activities as reported in the Consolidated Statements of Cash Flows.

Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation. For the nine months ended March 31, 2010, we determined that the related party revenues totaling $153,111 should have been reported as expense reimbursement. Consequently, this amount was reclassified as a reduction in operating expenses to conform to the current presentation. Net income and earnings per share remained unchanged.

NOTE B – GOING CONCERN

As of March 31, 2011, MI has accumulated deficits of $47,570,084 and a working capital deficit of $10,228,711.  MI currently has limited revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the nine months ended March 31, 2011, MI made repayments to related parties amounting to $198,230.  During the three months ended March, 31 2011, MI made repayments to related parties amounting to $136,919.

NOTE D - STOCK-BASED COMPENSATION

During the nine months ended March 31, 2011, MI issued 245,859 shares for services to outside consultants and certain employees and estimated the value of these shares at the fair market value of $40,203 on the date of issuance.

During the nine months ended March 31, 2011, MI granted 200,000 options to a non-employee with a term of 3.5 years and an exercise price of $0.15 per share. These options vested immediately and have a fair value of $23,701, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) discount rate of 0.50%; (2) expected term of 2 years, (3) expected volatility of 177% and (4) zero expected dividends.

During the nine months ended March 31, 2011, MI granted 25,000 options to the Board of Directors for services.  These options have a term of 3 years and an exercise price of $0.119 per share.  These options vested immediately and have a fair value of $3,153, as calculated using the Black-Scholes model.  Assumptions used in the Black-Scholes model included: (1) discount rate of 0.44%; (2) expected term of 1.5 years; (3) expected volatility of 155% and (4) zero expected dividends.

Amortization of stock option expense during the quarter ended March 31, 2011 totaled $26,854.

During the nine months ended March 31, 2011, 3,456,304 options were forfeited.

Options outstanding and exercisable as of March 31, 2011 totaled 7,097,740 with a weighted average exercise price and remaining life of $0.23 and 3 years, respectively. As of March 31, 2011, these options have an intrinsic value of zero.

NOTE E - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department issued its ruling on September 17, 2010; but the stay remains in place to afford time to the parties to investigate and assess the environmental conditions at the properties in question.

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

NOTE F - SUBSEQUENT EVENTS

In April the Company issued 47,059 shares of its common stock in accordance with an ongoing agreement for services to consultants working with the Company. These shares were valued at $8,000 or $0.17 per share as determined from the closing price of the Company’s stock at date of issuance.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2011 and March 31, 2010

For the three-months ended March 31, 2011, we had a net loss of $257,632 or $0.01 loss per share as compared to a net loss of $506,821 or $0.01 loss per share for the same period of 2010.  We continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor.  Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2011 and March 31, 2010

For the nine-months ended March 31, 2011, we had a net loss of $959,029 or $0.02 loss per share as compared to a net loss of $1,292,172 or $0.03 loss per share for the same period of 2010.  As stated above, we continue to pursue the development of the Skycar, Rotapower engine and Aerobot products. We currently propose to produce variations of it M200X, an earlier prototype volantor and are attempting to license the Rotapower engine to a potential manufacturing entity.

Going Concern and Liquidity

As of March 31, 2011, MI has accumulated deficits of $47,570,084. MI currently has limited recurring revenue-producing products and is continuing its development of products in both the Skycar and Rotapower engine programs.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital.  Continuation as a going concern is dependent upon MI’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

Management is currently pursuing additional sources of capital in quantities sufficient to fund product development and manufacturing and sales activities.

The majority shareholder of MI, Dr. Paul S. Moller, (“Dr. Moller”), is providing funds received from the refinancing of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI.  As of March 31, 2011, amounts outstanding to him total 3,135,255 from these transactions. In addition, he has deferred payment of current year building rent owed by MI of $496,800. The total deferred rent, including interest owing to Dr. Moller at March 31, 2011 is $4,109,289.   He has also agreed to defer his salary.  Total amounts due to him for the deferred salaries including accrued interest total $1,712,269.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2010, although the company is conducting an internal audit with respect to the Sarbanes-Oxley Act provisions and expect the outcome of this audit to result in revisions to some of its existing processes and controls to take effect in the next reporting period.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court – J.F. Wilson & Associates Ltd. V. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980. The complaint seeks injunctive relief and damages of an unspecified amount. The Company’s Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005. The case has not been set for trial. On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department rules on an application for letters of instruction in connection with Mr. Miller’s estate. The court’s Probate Department issued its ruling on September 17, 2010; but the stay remains in place to afford time to the parties to investigate and assess the environmental conditions at the properties in question.

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

The following reports were filed on Form 8-K during the period ended March 31, 2011.

February 25, 2011 reported that a revision had been made to a long-standing agreement between Moller International and Freedom Motors.  The prior agreement, entered into on 28 October 1999 was jointly signed by Freedom Motors, Aerobotics Inc (no longer in operation), and Moller International.  It defined certain terms and conditions defined for certain products, services and equipment.  The 28 October 1999 Technology Agreement became known as the “Technology Agreement” between these parties.  Subsequently the Board of Directors of Moller International, Inc. and Freedom Motors Inc, agreed to amend this material definitive agreement to increase royalty fees paid by Freedom Motors to Moller International in exchange for the forfeiture of $4 million in debt owed by Freedom Motors to Moller International.  Furthermore it was agreed that these royalties will be paid upon the sales of Rotapower® engines as outlined in the amendment dated February 25, 2011.

ITEM 6 - EXHIBITS

(a.) Exhibits
Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

May 23, 2010	/s/ Paul S. Moller
Date	Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board