Form 10-K
period 2011-06-30
MOLLER INTERNATIONAL INC
filed 2011-10-13
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2011 are $23,016.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $3,887,150.55 with a total of 25,914,337 shares owned by non-affiliates as of October 11, 2011 and the closing price of such common equity of $0.15 per share on the OTC Bulletin Board on such date.

As of October 11, 2011, the Company had 48,607,751 common shares issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☑ No ☐

- i -

PART I
Item 1	Business	1
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	22

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	23
Item 6	Selected Financial Data	24
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24
Item 8	Financial Statements and Supplementary Data All Financials Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Stockholders’ Deficit Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	27
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A	Controls and Procedures	40

PART III
Item 10	Directors and Executive Officers of the Registrant	41
Item 11	Executive Compensation	42
Item 12	Security Ownership of Certain Beneficial Owners and Management	43
Item 13	Certain Relationships and Related Transactions	44
Item 14	Principle Accounting Fees and Services	44

PART IV
Item 15	Exhibits and Financial Statement Schedules	44
Exhibits
	Signatures	45
	31.1	46
	31.2	47
	32.1	48
	32.2	49

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

OUR PRODUCTS

We currently have no products that are ready to go to market.  Last year we anticipated the arrival of sufficient capital to begin production of our M200-based products.  This did not occur, but we continue to believe that the required capital will be obtained through the licensing Moller rotary engine technology. While it is not possible to predict the exact timing for the conclusion of talks we have underway, we remain confident that these talks will be fruitful and they will result in the Company obtaining the necessary initial funds to undertake the construction and preliminary testing of its M200-based products, and be sufficient to take us into initial, low rate of production for these products.  While the timing of this event is subject to the availability of funds we continue to anticipate that this will occur within the next 12-to-18 months.

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

Further Skycar Development Stages

The company is currently preparing the M400 Skycar prototype, now designated the M400X, for an anticipated manned, untethered flight test. The current configuration of the M400X is equipped with experimental single-rotor rotary engines. These single-rotor engines are being replaced with more powerful engines of either single or twin-rotor configuration.

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

Vehicle prices will vary depending on the model and use. The goal is to take orders for a sufficient number that economy of scale can apply. The minimum quantity sought is 1,000 vehicles to be delivered over a three-year period. Beyond the first 40 M200G models sold, the Company believes the prices will vary from approximately $95,000 for a single passenger M200G model to approximately $350,000 for the Firefly 3, a high-performance model intended for missions requiring a payload of three people or less.

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

The Company believes the M400 Skycar and their derivative are capable of much higher speed and range and anticipates that they will enter the civilian market following a successful FAA certification effort. As stated earlier, the funding required for this effort is significant and while it remains the long-term objective of the Company, at this point we do not expect to enter into this program before 2013 at the earliest.

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

PATENTS

The current Moller International’s U.S. and Foreign Patents and Trademarks are listed below:

Moller International Intellectual Property

Patent No.	Description
6,450,445	Robotic or Remotely Controlled
6,164,942	Rotary Engine Having Enhanced Charge Cooling and Lubrication
6,808,140	Improved Vertical Take-Off and Landing Vehicles
6,325,603	Charge Cooled Rotary Engine
513245	VTOL Aircraft
3385273	Rotary Engine Having Enhanced Charged Cooling and Lubrication
1144249	Stabilizing Control Apparatus For Robotic or Remotely Controlled Flying Platform
266,288	Vertical Take-Off and Landing Aircraft

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
Fire surveillance

COMPETITION

To date there are three fundamentally different aircraft design approaches to providing this vertical takeoff and landing (VTOL) capability:

●	Helicopters
●	Tilt-rotor aircraft
●	Ducted fan aircraft

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

Ducted Fan Aircraft
There are two design directions to duct fan aircraft:

●	Enclose the twin rotors of a helicopter-like aircraft within protective ducts. The aircraft is often referred to as an “aerial jeep.”
●	Use many ducted fans with each fan driven directly by an engine, generally referred to as a volantor.

Aerial Jeep Approach
There have been a number of vehicles developed beginning in the 1950’s that attempted to use two large ducted fans driven by a central powerplant. A few of these are shown below along with the date of their introduction.

Upper left: Piasecki VZ-8 (1958), Upper right: Chrysler VZ-6 (1959), Lower left: Piasecki 59H (1962); Lower right: X-Hawk (2006)

The limitations of this design (and that ultimately led to its termination after one or two prototypes) are as follows:

●	The design involved a large number of critical components in which the failure of any one and at any altitude was likely to be fatal.
●
Large ducted fans have inherently adverse reactions to airflow over the duct’s leading edge as they begin to translate. The instabilities created greatly limit the forward speed since the airflow can stall at the leading edge of the duct. Once this occurs the aircraft is lost. The Chrysler VZ-6 and Piasecki VZ-8 never attempted to exceed 50 mph in forward speed.

●	The large fans made it difficult to locate a significant and/or bulky payload in a practical location.
●	Their complex drive train with many of the elements of the helicopter meant that the vehicle’s initial cost would be high, and it would have result in maintenance and insurance costs.

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

Effective with this annual report for the fiscal year ended June 30, 2009, we have evaluated our internal control systems in order to allow our management to report on our internal controls.

We continue to work with a limited staff and therefore our most significant deficiency, separation of duties, continues to be a material weakness over our internal controls that we cannot correct in a timely manner due to our current financial status.  This may result in a loss of confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Impacts related to M200 sales projections

The Company’s ability to obtain an exemption from the FAA for the use of the M200G without a pilot’s license may impact its potential marketability and/or use and therefore has an undetermined impact on potential sales.

Impact related to majority shareholder’s financial status

Moller International’s President and majority shareholder, Paul S. Moller (“Dr. Moller”), has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. This chapter 11 case was initiated on July 31, 2009.  An administrator was appointed as chapter 11 trustee on March 26, 2010.  On July 7, 2011, the court entered an order that confirmed the Trustee's and Debtors' Joint Plan of Reorganization (the "Plan").  Generally speaking, the Plan calls for a continuing bankruptcy estate post-confirmation, and the liquidation of certain assets, a major asset being receivables owed by Moller International, to fund distributions to claim holders.  Also, the trustee has authority to sell shares in Moller International held by the continuing bankruptcy estate.  The amount of such sales will depend on the amounts he is able to collect from Moller International on the receivables, and on the Dr. Moller’s performance under the Plan.  To the extent funds from the liquidation of these assets are not sufficient, the trustee will sell additional shares in Moller International, to the extent permitted by law.  The Effective Date of the Plan was July 22, 2011.

The impact of the Plan on the Company’s ability to raise needed capital and the possibility that Dr. Moller could lose some or all of his holdings in the Company to third party creditors has not been determined.

Item 2. PROPERTY

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Item 3. LEGAL PROCEEDINGS

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department ruled on an application for letters of instruction in connection with Mr. Miller’s estate.  The court’s Probate Department issued a ruling on September 17, 2010; and the court recently lifted the stay.  Consequently, the litigation has begun to move into a more active phase.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2010 Annual shareholders' meeting of Moller International, Inc., on Saturday, December 4, 2010, at 1632 Da Vinci Ct., Davis, California, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, Faulkner White, Jim Toreson, Mike Shanley, Andrew Mueller and Stephen P. Smith.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.10 to a high of $0.25 per share during this reporting period with a trading volume of 15,355 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2008 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2008 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2009 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2009 to 30 Jun 2009)	$0.18	$0.17
2009-Q3 (1 Jul 2009 to 30 Sep 2009)	$0.38	$0.15
2009-Q4 (1 Oct 2009 to 30 Dec 2009)	$0.31	$0.25
2010-Q1 (1 Jan 2010 to 31 Mar 2010)	$0.33	$0.21
2010-Q2 (1 Apr 2010 to 30 Jun 2010)	$0.30	$0.18
2010-Q3 (1 July 2010 to 30 Sep 2010)	$0.23	$015
2010-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.19	$0.11
2011-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.16	$0.11
2011-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.25	$0.10

Shareholders of Record

As of October 11, 2011, there are 603 shareholders of record for common shares of Moller International.

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

Year Ended June 30, 2011

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

Fiscal 2011 compared to 2010

Results of operations for the 2011 fiscal year varied from 2010. We incurred net losses of $2,262,961 and $1,492,566 in fiscal 2011 and 2010 respectively.

Consolidated loss per share was ($0.05) and ($0.03) for the 2011 and 2010 fiscal years, respectively. We are currently using cash to fund operations at an approximate rate of $62,000 per month, net of engineering revenue received, the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees of $2,308,297 and $200,186 in fiscal 2011 and 2010, respectively.

The costs of salaries, wages and benefits, excluding share-based compensation, decreased to 18% of total expense in 2011 from 25% of total expenses in 2010.  With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $416,194 and $320,074 of accumulated short-term deferred payroll excluding accrued interest as of June 30, 2011 and 2010 respectively. Interest expense decreased by $54,673 over the prior year. Loans from Dr. Moller are unsecured and carry a 10% annual interest rate. At June 30, 2011, the outstanding principal amount was $3,072,846. Loans from Dr. Moller may be subject to the provisions of Dr. Moller’s Chapter 11 filing and future terms and conditions might vary depending on the party or parties in control of these debts.

As of June 30, 2011 and 2010, the Company owed Dr. Moller total deferred wages, including accrued interest, of $508,103 and $1,432,272, respectively.

Other revenues, primarily from the rental of various mockup aircraft, remained relatively constant. These increases are not indicative of any meaningful revenue trends.

Going Concern

MI has a net loss of $2,262,961 for fiscal 2011 and has an equity deficit of $48,874,016. MI currently has no products for sale and its revenue stems from the lease of its mockup aircraft but it is continuing its development of products in both the Skycar and Rotary engine programs. Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Continuation as a going concern is dependent upon the Company’s ability to obtain additional financing sufficient to complete product development activities and provide working capital to fund the manufacture and sale of MI’s products. These factors raise substantial doubt as to MI’s ability to continue as a going concern.

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

The majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2011, a total of $3,072,846 has been loaned to MI from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2011 and 2010 is $2,502,790 and $2,005,990, respectively.  As of June 30, 2011 and 2010 MI owed Dr. Moller $508,103 and $1,432,273, respectively, in deferred salaries including accrued interest.

There can be no assurance that this majority shareholder will continue to have the ability to continue to make such short-term loans to MI in the future. Dr. Moller is under no legal obligation to provide additional loans to the company. In the event that he cannot continue to make such loans, or that MI does not receive funds from other sources, MI may be unable to continue to operate as a going concern. The impact of Dr. Moller’s filing for protection under Chapter 11 reorganization provisions may also adversely affect his ability to provide loans to the Company.

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

Stock Based Compensation

MI recognizes stock based compensation issued to employees and non-employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model. The model is based on assumptions including (1) fair market value of its common stock on the date of grant; (2) volatility of its common stock at 162.54 to 177% (3) discount rate at 0.44% to 0.53% and (4) expected dividend of zero. Share issued for services are valued using the closing price of the common stock at the dates the services were provided or at grant date when the shares are fully vested and non-forfeitable. As a result of these assumptions, MI recognized total stock based compensation of $2,308,297 and $200,186 during the fiscal years ended June 30, 2011 and 2010, respectively.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. Based on our evaluations of the fair value of our intangible assets related to patents and based on that analysis, we did not record an impairment charge for 2011 or 2010.

Item 8. FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moller International, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Moller International, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

October 13, 2011

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30,

	2011	2010
ASSETS
CURRENT ASSETS
Cash	$24,217	$50,102
Advances to employees	1,900	615
Accounts receivable - Other	2,459	-
Prepaid Expenses	8,403	-
Total current assets	36,979	50,717

PROPERTY AND EQUIPMENT, net	9,682	10,613

OTHER NON-CURRENT ASSETS	319	319
Total other assets	319	319

	$46,980	$61,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$681,949	$653,552
Accrued liabilities	392,478	346,729
Accrued liabilities-majority shareholder	4,310,018	3,495,313
Notes payable-other	978,182	978,182
Note payable - majority shareholder	3,072,846	3,304,320
Notes payable - minority shareholders	158,603	88,665
Deferred wages - employees	543,775	412,425
Customer deposits	394,767	394,767
Total current liabilities	10,532,618	9,673,953
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	508,103	1,434,273

Total liabilities	11,040,721	11,108,226

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value
48,404,062 and 45,980,565 issued and outstanding respectively	37,880,275	35,564,478
Accumulated deficit	(48,874,016)	(46,611,055)
Total stockholders' deficit	(10,993,741)	(11,046,577)

	$46,980	$61,649

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2011	2010
REVENUE
Other revenue	$23,016	$41,645

OPERATING EXPENSES
Selling, general and administrative	1,399,649	759,878
Rent expense to majority shareholder	370,826	204,109
Depreciation and amortization	930	980
Total expenses	1,771,405	964,967

Operating Loss	(1,748,389)	(923,322)

OTHER EXPENSE
Interest expense	72,837	152,719
Interest expense- majority shareholder	441,735	416,525
Total other expense	514,572	569,244

NET LOSS	$(2,262,961)	$(1,492,566)

Loss per common share - Basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding
- Basic and diluted	48,215,302	47,751,863

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2009	45,980,565	$32,668,417	$(45,118,489)	$(12,450,072)

Shares issued for services	414,270	134,071	-	134,071
Fair value of employee stock options	1,602,941	390,265	-	390,265
Fair value of executive stock options	-	66,115	-	66,115
Debt forgiveness	-	2,305,610	-	2,305,610
Net loss for the year	-		$(1,492,566)	$(1,492,566)
Balance at June 30, 2010	47,997,776	$35,564,478	$(46,611,055)	$(11,046,577)

Shares issued for services	347,463	54,203	-	54,203
Shares sold	58,823	7,500	-	7,500
Fair value of stock options	-	26,854	-	26,854
Fair value of executive stock options	-	2,227,240	-	2,227,240
Net loss for the year	-		$(2,262,961)	$(2,262,961)
Balance at June 30, 2011	48,404,062	$37,880,275	$(48,874,016)	$(10,993,741)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2011	2010
Cash Flows From Operating Activities
Net loss	$(2,262,961)	$(1,492,566)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	931	980
Stock based compensation	1,008,297	200,186
Change in assets and liabilities:
Accounts receivable	(2,459)	441
Other assets	(8,403)	34
Accounts payable	28,397	9,453
Accrued liabilities - related parties	-	693,930
Accrued liabilities	1,365,634	(4,636)
Deferred wages	-	451,641
Net Cash Provided By (Used in) Operating Activities	$129,436	$(140,537)

Cash Used in Investing Activities
Purchase of property and equipment	$-	$(379)
Advances to employees	(1,285)	24
Net Cash Used in Investing Activities	$(1,285)	$(355)

Cash Flows Provided from Financing Activities
Borrowing from related party debt	79,799	233,703
Payments related party note payable	(241,335)	(45,985)
Proceeds from sale of common shares	7,500	-
Net Cash Provided by (Used in) Financing Activities	$(154,036)	$187,718

Net Increase (Decrease) In Cash	$(25,885)	$46,826
Cash, Beginning of Year	$50,102	$3,276
Cash, End of Year	$24,217	$50,102

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash
Financing Activities:
Shares issued as repayment of debt	-	390,265
Options issued as repayment of debt	1,300,000	-
Debt forgiveness	-	2,305,610

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Moller International, Inc. (“we”, “our”, “MI”, or “the Company”) has for the past fifteen years devoted most of its efforts to the design and development of a Vertical Takeoff and Landing (VTOL) vehicle known as the Skycar. One of the enabling technologies for the Skycar is the Rotapower® rotary engine, which has been the focus of our attention for the past two years. The Company is now attempting to attract a suitable manufacturer for its engine technology and is currently in discussions with several potential licensees and /or buyers of this technology although there is no assurance at this stage that the Company will be successful in these efforts.

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

Reclassifications

Certain items from the June 30, 2010 consolidated financial statements have been reclassified in the June 30, 2011 financial statements to conform to current year presentation.

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

Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

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

Long-Lived Assets

In accordance with the guidance in FASB ASC 360-10, Property, Plant and Equipment,  we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. The guidance requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2011 and 2010, there were no impairments to our long-lived assets.

Fair Value of Financial Instruments

The carrying value of short-term financial instruments, including cash, accounts receivables, accounts payable and accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured

For the years ended June 30, 2011 and 2010, substantially all of our revenue was derived from services provided to Freedom Motors, an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI, under the 1998 Technology Development and License Agreement. Under this agreement, we provide engineering services related to the scientific and engineering technical support for the rotary engine. Specifically, we provide personnel and facilities as required to adapt the Rotapower engine to applications where the potential exists for high volume production. In addition, we also provide bookkeeping and other administrative services.

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

Stock-based Compensation

We recognize stock-based compensation issued to employees in accordance with guidance on share-based payments which require measurement of all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  Share-based awards issued to non-employees are valued using the closing price of common stock at the performance commitment date or when services are complete when there is not a significant disincentive for nonperformance.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2011, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 32,097,740.

Recent Accounting Pronouncements

During the second quarter of the year ended June 30, 2011, we adopted FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP”) which establishes the
Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on our results of operations, cash flows or financial position. Since the adoption of the ASC, our notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the desegregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact our operating results, financial position or cash flows and related disclosures.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the year ended June 30, 2011.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, we have incurred net losses of $2,262,961 and $1,492,566 for the years ended June 30, 2011 and 2010, respectively. In addition, at June 30, 2011, we have an accumulated deficit of $48,874,016 and a working capital deficit of $10,495,639. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he recently filed for protection under the federal Chapter 11 reorganization provisions. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Moller International’s President and majority shareholder, Paul S. Moller (“Dr. Moller”), has filed for protection under the Chapter 11 reorganization provisions of the federal bankruptcy law. This chapter 11 case was initiated on July 31, 2009.  An administrator was appointed as chapter 11 trustee on March 26, 2010.  On July 7, 2011, the court entered an order that confirmed the Trustee's and Debtors' Joint Plan of Reorganization (the "Plan").  Generally speaking, the Plan calls for a continuing bankruptcy estate post-confirmation, and the liquidation of certain assets, a major asset being receivables owed by Moller International, to fund distributions to claim holders.  Also, the trustee has authority to sell shares in Moller International held by the continuing bankruptcy estate.  The amount of such sales will depend on the amounts he is able to collect from Moller International on the receivables, and on the Dr. Moller’s performance under the Plan.  To the extent funds from the liquidation of these assets are  not sufficient, the trustee will sell additional shares in Moller International, to the extent permitted by law.  The Effective Date of the Plan was July 22, 2011.

The impact of the Plan on the Company’s financial statements or on the Company’s ability to raise needed capital and the possibility that Dr. Moller could lose some or all of his holdings in the Company to third party creditors has not been determined.

NOTE C - Property and Equipment

Property and equipment consist of:

	June 30, 2011	June 30, 2010

Production and R&D Equipment	$327,496	$394,664
Computer equipment and software	399,985	420,478
Furniture and fixtures	75,650	75,650
	803,131	890,792
Less accumulated depreciation	(793,449)	(880,179)

	$9,682	$10,613

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2011 and 2010, we have received an aggregate $394,767 of customer deposits.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2011 and 2010, members of management and other employees have deferred $416,194 and $320,074, respectively, of wages along with accrued interest of $127,581 and $92,351, respectively. These amounts are reflected as deferred wages, which is reported as a component of current liabilities.

However, the President’s annual salary of $250,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. On June 15, 2011 we issued the President options to purchase 25,000,000 common shares (See Note G).  We estimated the fair-value of this option to be $2,227,240.  Of that amount, we recorded $1,300,000 a reduction of deferred wages to the President.  The balance was recorded as stock-based compensation expense.  As of June 30, 2011 and 2010, a liability of $75,000 and $1,125,000, respectively, along with the accrued interest of $433,103 and $309,273, respectively, were recorded as a component of non-current liabilities and selling and general and administrative expenses.

NOTE F – NOTES PAYABLE

Majority Shareholder

At June 30, 2011 and 2010, the outstanding debt owed to our majority shareholder totaled $3,072,846 and $3,304,320 respectively. This debt is evidenced by two notes, one of which is non-interest bearing. Interest is imputed at 10% on this non-interest bearing note. The stated interest rate on the other note is also 10%. Both notes are unsecured and payable upon demand. Aggregate accrued interest on these notes was $1,807,228 and $1,489,323 at June 30, 2011 and 2010, respectively.

Minority Shareholder

At June 30, 2011 and 2010, the outstanding debt owed to minority shareholders totaled $158,603 and $88,665, respectively. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $72,083 and $64,517 at June 30, 2011 and 2010, respectively.  During the year ended June 30, 2010, we settled $272,500 of debt owed to a minority shareholder and the related accrued interest of $117,765 through issuance of 1,602,941 common shares.

Related Party

During the fiscal year ended June 30, 2010, outstanding debt owed to a partnership in which the majority shareholder is the General Partner of $1,735,766 and related accrued interest of $486,984 was forgiven.  Because this liability was with a related party, the total debt and accrued interest forgiven amounting to $2,305,610 was recorded to equity.

Non-Related Party

At June 30, 2011 and 2010, the outstanding debt owed to other parties totaled $978,182 and $978,182, respectively. This debt primarily consists of $500,000 owed to Pelican Ventures and $453,214 owed to Barry Malizia.

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

NOTE G – STOCK BASED COMPENSATION

Shares of stock

During the year ended June 30, 2011 and 2010, MI issued 347,463 and 414,270 shares of common stock, respectively, to consultants in recognition of various services provided. MI recorded compensation expense of $54,203 and $134,071 in 2011 and 2010, respectively, based on a fair market value per share, determined by taking the closing price for the stock at the dates the services were provided and whether the shares were fully vested and non-forfeitable.

As of June 30, 2011 and 2010, there was no unamortized compensation expense related to shares granted.

Stock options

On February 26, 2009, MI adopted its 2009 Stock Option and Restricted Stock Benefit Plan. The total shares available for grant under the plan aggregate 7,500,000.

Non-employee directors are entitled to standardized stock option grants on the first day of a directorship year, which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Non-employee directors receive a grant of 5,000 options to purchase common stock at an exercise price equal to the closing price on the date of appointment.

During the years ended June 30, 2011 and 2010, we issued the following stock options:

Fiscal year 2011
•	200,000 options to a consultant for services rendered
•	25,000 options to non-employee board members

Fiscal year 2010
•	300,000 options to two employees

Compensation expense of $26,854 and $66,115 was recognized during the years ended June 30, 2011 and 2010, respectively. There were no unamortized compensation amounts at June 30, 2011 and 2010.

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.44 % to 1.63%, (2) exercise prices ranging from $0.12 to $1.50, (3) an estimated expected term ranging from one to two years based on the “plain vanilla” method allowed under SAB 107, (4) no dividend rate and (5) computed volatility rates ranging from 152.95% to 247.15% on the underlying stock.

Option activity for the years ended June 30, 2011 and 2010 is as follows:

				Weighted
	Options	Range of Exercise Price	Total Vested	Average Exercise Price

Balance at June 30, 2009	10,029,044		10,029,44	$0.43

Granted	300,000	$0.21	300,000	0.21
Exercised	-			-
Forfeited	(14,300)	$0.20	(14,300)	0.20

Balance at June 30, 2010	10,314,744		10,314,744	$0.43

Granted	25,225,000	$0.10 to $0.15	25,225,000	0.10
Exercised	-	-	-	-
Forfeited	(3,456,304)	$0.15 to $0.86	(3,456,304)	0.85

Balance at June 30, 2011	32,097,740		32,097,740	$0.13

Additional option information for the year ended June 30, 2011, is as follows:

			Weighted
			Average
		Weighted	Remaining
Exercise		Average	Life in
Price Range	Outstanding	Exercise Price	Years	Exercisable
$3.82	6,000	$3.82	2.56	6,000
$0.19- $0.20	6,566,740	$0.19	2.72	6,566,740
$1.50	200,000	1.50	2.99	200,000
$0.21	300,000	$0.21	2.66	300,000
$0.12	25,000	$0.12	2.66	25,000
$0.10	25,000,000	$0.10	4.97	25,000,000
	32,097,740	$0.13		32,097,740

The outstanding options have an intrinsic value of $400,452 at June 30, 2011.

In June 2011, the Company granted its President and majority shareholder options to purchase 25,000,000 common shares at $0.102 per share.  The options, which expired July 16, 2016, were granted outside of the 2009 Stock Option and Restricted Stock Benefit Plan. The estimated fair value of the options was $2,227,240.  Of this amount, $1,300,000 was recorded as a reduction in deferred wages to the President and majority shareholder.  The remaining $927,239 was recognized as stock-based compensation expense.  All 25,000,000 options vest immediately and are outstanding at June 30, 2011.

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rate of 0.53% (2) exercise prices ranging from $0.105, (3) an estimated expected term of two and a half years based on the “plain vanilla” method allowed under SAB 107, (4) no dividend rate and (5) computed volatility rate of 162.54% on the underlying stock.

NOTE H – INCOME TAXES

At June 30, 2011, MI had $17,569,241 in federal net operating loss (NOL) carryforwards to offset future taxable income, resulting in a deferred tax asset of $6,149,234. MI also had $12,341,474 in state net operating loss (NOL) carryforwards to offset future state taxable income, resulting in a deferred tax asset of $1,090,986. MI also had federal and state research credits of $238,234 and $293,799, respectively.

The combined federal and state deferred tax asset is $7,772,254. In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $7,772,254 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative federal and state net operating losses are scheduled to expire through 2029.

NOTE I – COMMITMENTS AND CONTINGENCIES

Lease commitment

MI’s operations are housed in one 34,500 square foot building, which is leased from Dr. Moller. The term of the current lease is for ten years ending June 30, 2013, at $41,400 per month. MI remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 per year.  As of June 30, 2011, unpaid rent for the above lease, including related interest, amounted to $4,310,018.

The office operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount
2012	496,800
2013	496,800
Years thereafter	-
Total	$993,600

Rent expense charged to operations under this lease aggregated $496,800 and $496,800 for fiscal 2011 and 2010, respectively.

Moller International receives reimbursements for rent from Freedom Motors.  Total reimbursements received for the years ended June 30, 2011 and 2010 amounted to $158,243 and $324,989, respectively.

Contingencies

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department ruled on an application for letters of instruction in connection with Mr. Miller’s estate.  The court’s Probate Department issued a ruling on September 17, 2010; and the court recently lifted the stay.  Consequently, the litigation has begun to move into a more active phase.

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

NOTE J – SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2011:

a) The Company has issued 46,154 shares of common stock valued at $17,539 in accordance with an ongoing agreement for services to a consultant of the Company.

b) The Company has issued 33,622 shares of common stock valued at $7,830 to employees as payment of wages.

c) The Company has issued 100,000 shares of common stock valued at $26,000 to an independent third party for services provided.

d) The Company has issued 23,913 shares of common stock valued at $5,261 to an independent third party in exchange for the cancellation of a deposit.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are not effective based on the required evaluation. Our auditors discovered disclosure controls contained deficiencies related to our footnote disclosures and identified various accounting adjustments during their audit of these financial statements. We believe this is due to the limited resources devoted to accounting and financial reporting during this reporting period and the Company will continue to remedy the shortfall by hiring additional personnel and outside subject matter experts to address its accounting and financial reporting functions.

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

The Company’s management, including the CEO, carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2011.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2011. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls, a lack of information technology general computing controls and an over reliance on consultants in the financial reporting process. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Transition Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to the Frank-Dodd Act of 2010, which eliminates the need for non-accelerated filers to have an attestation report from the Company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Act, for the year ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	74	11/2010 - 11/2011	No
Faulkner White	60	11/2010 - 11/2011	No
Jim Toreson	69	11/2010 - 11/2011	No
Mike Shanley	62	11/2010 - 11/2011	No
Stephen Smith	37	11/2010 - 11/2011	No
Andrew Mueller	64	11/2010 - 11/2011	No

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moller, President	2011 2010 2009	$250,000(1) $250,000(1) $250,000(1)	$0 $0 $0	$0 $0 $0	$927,239(3) $0 $0	$0 $0 $0		$0 $0 $0	$1,177,239(1)(3) $250,000(1) $250,000(1)
Faulkner White	2011 2010 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0		$0 $0 $0	$0 $0 $0
Jim Toreson	2011 2010 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0		$0 $0 $0	$0 $0 $0
Mike Shanley	2011 2010 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0		$0 $0 $0	$0 $0 $0
Stephen Smith	2011 2010 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0		$0 $0 $0	$0 $0 $0
Andrew Mueller	2011 2010 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0		$0 $0 $0	$0 $0 $0

(1)  $250,000 of this amount shown is deferred at the election of the Executive, not as part of any plan.
(2)  Each member of the Board of Directors (with the exclusion of Paul Moller) was issued options for 5,000 shares of Moller International stock as compensation for service on the Board for the 12-month term of office.
(3)  The total value of options granted to Dr. Moller during the past fiscal year was $2,227,239, however $1,300,000 of that amount was granted in settlement of outstanding deferred salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of October 11, 2011:

     Name and Address of Amount & Nature of Percent
 Title of Class Beneficial Owner Beneficial Ownership of Class

 Common Stock: Paul S. Moller- 22,414,728 shares 46.1% (1) (3)
     9350 Currey Rd
     Dixon, CA 95620

(1)	Excludes options to purchase 25,000,000 shares.
(2)	58.6% of class if all outstanding options are exercised.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2011 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common Stock	Paul S. Moller (1)	47,414,728 (D)	64.4%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280 (D)	00.003%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000 (D)	00.00%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583 (D)	00.00%
	Bradfield Close Working
	Surrey GU22 7RE, UK

Common Stock	Stephen Smith	58,823(D)	00.001%
	724 Vallombrosa Drive Pasadena, CA 91107

(1)	Total include options to purchase 25,000,000 shares.
(2)	Percentage of class based on 73,607,751 potential shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. The are two separate notes amounted to $3,072,846, and bear interest at $10%. (see Note E to the financial statements)

During the year ended June 30, 2010, the Company repaid $3,102 in loans to the Milk Farm Associates (Milk Farm), a limited partnership, and a related entity. The debt was forgiven on June 30, 2011.  Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest. (see Note F to the financial statements)

In June 2011, the Company granted its Dr. Paul S. Moller options to purchase 25,000,000 common shares at $0.102 per share.  The options, which expired July 16, 2016, were granted outside of the 2009 Stock Option and Restricted Stock Benefit Plan.  The estimated fair value of the options was $2,227,239.  Of this amount, $1,300,000 was recorded as a reduction in deferred wages to the President and majority shareholder.  The remaining $927,239 was recognized as stock-based compensation expense.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2011	2010
Audit and Quarterly Review Fees	$42,600	$30,055
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$42,600	$61,903

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.)	Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of CEO / CFO

Exhibit 32.1	Certification of CEO / CFO

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2011:

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

10/13/2011	/s/ Dr. Paul S. Moller
Date	President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	10/13/2011

/s/ Faulkner White	Director	10/13/2011

/s/ Jim Toreson	Director	10/13/2011

/s/ Mike Shanley	Director	10/13/2011

/s/ Stephen Smith	Director	10/13/2011

/s/ Andrew Mueller	Director	10/13/2011