Form 10-Q
period 2011-09-30
MOLLER INTERNATIONAL INC
filed 2011-11-14
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of November 8 2011, there were 48,643,720 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
Consolidated Balance Sheets
Unaudited

	September 30, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$3,111	$24,217
Accounts receivable	2,458	2,459
Prepaid Expenses	6,518	8,403
Advances to employees	1,577	1,900
Total current assets	13,664	36,979

PROPERTY AND EQUIPMENT, net of accumulated depreciation	9,448	9,682

OTHER ASSETS	319	319

	$23,431	$46,980
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$662,421	$681,949
Accrued liabilities	405,712	392,478
Accrued liabilities-majority shareholder	4, 510,345	4,310,018
Notes payable-other	992,606	978,182
Note payable - majority shareholder	2,967,665	3,072,846
Notes payable - minority shareholders	158,603	158,603
Deferred wages – employees	585,576	543,775
Customer deposits	389,768	394,767
Total current liabilities	10,672,696	10,532,618
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	573,281	508,103

Total liabilities	11,245,977	11,040,721

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, authorized, 150,000,000 shares, no par value 48,597,031 and 48,404,062 issued and outstanding respectively	37,934,294	37,880,275
Accumulated deficit	(49,156,840)	(48,874,016)
Total stockholders' deficit	(11,222,546)	(10,993,741)

	$23,431	$46,980

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	September 30, 2011	September 30, 2010
REVENUE
Other revenue	$-	$3,515

OPERATING EXPENSES
Selling, general and administrative	159,214	90,296
Rent expense to majority shareholder	16,842	132,267
Total expenses	176,056	222,563

Operating Loss	(176,056)	(219,048)

OTHER EXPENSE
Interest expense	27,963	12,006
Interest expense- majority shareholder	78,805	110,195
Total other expense	106,768	122,201

NET INCOME (LOSS)	$(282,824)	$(341,249)

Loss per share – Basic	$(0.01)	$(0.01)
Loss per share – Diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding – Basic	48,498,381	48,065,422
Weighted average common shares outstanding – Diluted	48,498,381	48,065,422

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	September 30,	September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(282,824)	$(341,249)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	232	-
Stock based compensation	48,519	44,234
Change in assets and liabilities:
Other assets	1,885	-
Accounts payable	(19,524)	20,558
Accrued liabilities - related parties	200,327	205,879
Accrued liabilities	25,158	(3,268)
Deferred wages	106,979	93,635
Net Cash Provided By Operating Activities	$80,752	$19,789

Cash Used in Investing Activities
Advances to employees	$323	$-
Net Cash Used in Investing Activities	$323	$-

Cash Flows Used in Financing Activities
Payments on related party note payable	(105,181)	(60,130)
Proceeds from notes payable	3,000	-
Net Cash Used in Financing Activities	$(102,181)	$(60,130)

Decrease in Cash	$(21,106)	$(40,341)
Cash, Beginning of Year	24,217	50,102
Cash, End of Year	$3,111	$9,761

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental Disclosure of Non-Cash:
Financing Activities:
Shares issued for customer deposits	$5,500	$-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2011 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2011, and its results of operations and its cash flows for the three months ended September 30, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2011 as reported in the 10-K have been omitted.

NOTE B – GOING CONCERN

As of September 30, 2011, MI had an accumulated deficit of $49,156,840 and a working capital deficit of $10,659,032.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – NOTES PAYABLE – RELATED PARTIES

During the three months ended September 30, 2011 and 2010, MI made repayments on related party notes payable of $105,181, and $60,130, respectively.

NOTE D - STOCK-BASED COMPENSATION

During the three months ended September 30, 2011, MI issued 192,969 shares of common stock for settlement of customer deposits, services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $54,019.

No options were issued or forfeited during the quarter ended September 30, 2011.  A total of 32,097,740 options with a weighted average exercise price of $0.13 and a weighted average remaining life of 4.78 years were outstanding and exercisable as of September 30, 2011.  These options have an intrinsic value of $1,951,525.

NOTE E - LITIGATION AND CONTINGENCIES

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department ruled on an application for letters of instruction in connection with Mr. Miller’s estate.  The court’s Probate Department issued a ruling on September 17, 2010; and in 2011 the court lifted the stay.  Consequently, the litigation has begun to move into a more active phase.

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
MI’s probable loss has been estimated at this time in the range of $200,000 to $1,000,000.  The Company has accrued $200,000 against this estimated loss.  It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.

NOTE F - SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company issued a total of 32,937 shares common stock valued at $5,520 in accordance with ongoing agreements for services to consultants and employees working with the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2011 and September 30, 2010

For the three-months ended September 30, 2011, we had a net loss of $282,824 or $0.01 loss per share as compared to a net loss of $341,249 or $0.01 loss per share for the same period of 2010.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of September 30, 2011, MI had an accumulated deficit of $49,156,840 and a working capital deficit of $10,659,032.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder, given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3 - QUALITATIVE AND QUANTITATIVE CONCERNS ABOUT MARKET RISK

As a smaller reporting company we are not required to report items under this section.

ITEM 4 - CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2011, although the company is conducting an internal audit with respect to the Sarbanes-Oxley Act provisions and expect the outcome of this audit to result in revisions to some of its existing processes and controls to take effect in the next reporting period.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company's Answer, which denies the allegations in the complaint, was filed in June of 2005, and initial discovery commenced in August of 2005.  On December 20, 2006, defendant and cross-complainant Donald M. Miller died; and on January 7, 2008, the court ordered a stay of proceedings until the court’s Probate Department ruled on an application for letters of instruction in connection with Mr. Miller’s estate.  The court’s Probate Department issued a ruling on September 17, 2010; and in 2011 the court lifted the stay.  Consequently, the litigation has begun to move into a more active phase.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER MATTERS

(a.)	Reports on Form 8-K

None

ITEM 6 - EXHIBITS

(a.)  Exhibits
Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

November 14, 2011	By:	/s/ Paul S. Moller
Date		Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board