Form 10-Q
period 2011-12-31
MOLLER INTERNATIONAL INC
filed 2012-02-21
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 14, 2012, there were 48,844,910 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

	December 31, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$6,080	$24,217
Accounts receivable	2,459	2,459
Prepaid Expenses	4,201	8,403
Advances to employees	1,086	1,900
Total current assets	13,826	36,979

PROPERTY AND EQUIPMENT, net of accumulated depreciation	9,218	9,682

OTHER ASSETS	319	319

TOTAL ASSETS	$23,363	$46,980

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$694,025	$681,949
Accrued liabilities	443,658	392,478
Accrued liabilities-majority shareholder	4, 709,202	4,310,018
Notes payable-other	991,182	978,182
Note payable - majority shareholder	2,956,252	3,072,846
Notes payable - minority shareholders	178,603	158,603
Deferred wages – employees	634,322	543,775
Customer deposits	389,767	394,767
Total current liabilities	10,997,011	10,532,618
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	640,034	508,103

Total liabilities	11,637,045	11,040,721

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 48,695,395 and 48,404,062 issued and outstanding respectively	37,957,579	37,880,275
Accumulated deficit	(49,571,261)	(48,874,016)
Total stockholders' deficit	(11,613,682)	(10,993,741)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,363	$46,980

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
REVENUE
Other revenue	$10,163	$3,419	$9,652	$6,934

OPERATING EXPENSES
Selling, general and administrative	201,368	108,077	360,071	198,373
Rent expense to majority shareholder	115,617	132,267	132,459	264,534
Total expenses	316,985	240,344	492,530	462,907

Operating Loss	(306,822)	(236,925)	(482,878)	(455,973)

OTHER EXPENSE
Other income	-	949	-	949
Interest expense	(28,687)	(12,036)	(56,650)	(24,042)
Interest expense- majority shareholder	(78,912)	(112,136)	(157,717)	(222,331)
Total other expense	(107,599)	(123,223)	(214,367)	(245,424)

NET INCOME (LOSS)	$(414,421)	$(360,148)	$(697,245)	$(701,397)

Loss per common share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Loss per common share, diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding - Basic	48,648,930	48,171,559	48,573,656	48,118,814
Weighted average common shares outstanding - Diluted	48,648,930	48,171,559	48,573,656	48,118,814

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	December 31,	December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(697,245)	$(701,397)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	464	1,000
Stock based compensation	71,804	60,154
Change in assets and liabilities:
Other assets	4,202	-
Accounts payable	12,076	10,636
Accrued liabilities - related parties	399,184	412,005
Accrued liabilities	51,680	243,187
Deferred wages	222,478	-
Net Cash Provided By Operating Activities	$64,643	$25,585

Cash Provided by Investing Activities
Advances to employees	$814	$-
Net Cash Provided by Investing Activities	$814	$-

Cash Flows Used in Financing Activities
Payments on related party note payable	(116,594)	(61,311)
Proceeds from notes payable	33,000	-
Net Cash Used in Financing Activities	$(83,594)	$(61,311)

Decrease in Cash	$(18,137)	$(35,726)
Cash, Beginning of Period	24,217	50,102
Cash, End of Period	$6,080	$14,376

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental Disclosure of Non-Cash:
Financing Activities:
Shares issued for customer deposits	$5,500	$-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2011 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2011, and its results of operations and its cash flows for the six months ended December 31, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2011 as reported in the 10-K have been omitted.

NOTE B – GOING CONCERN

As of December 31, 2011, MI had an accumulated deficit of $49,571,261 and a working capital deficit of $10,983,185.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – NOTES PAYABLE

During the six months ended December 31, 2011, MI received $20,000 related to a note payable to a minority shareholder.  The minority shareholder note payable accrues interest at 10% per annum and is payable, along with accrued interest, upon the occurrence of specified funding milestones.  In conjunction with this note payable to a minority shareholder, MI issued the shareholder a total of 20,000 warrants to purchase common shares at an exercise price of $0.22 per share. The warrants vested on December 27, 2011, and expire on December 27, 2013.

In addition, during the six months ended December 31, 2011, MI received $13,000 in exchange for two notes payables.  The notes payable accrue interest at 10% per annum and are payable upon demand.

During the six months ended December 31, 2011 and 2010, MI made repayments on related party notes payable of $116,594, and $61,311, respectively.

NOTE D - STOCK-BASED COMPENSATION

During the six months ended December 31, 2011, MI issued 291,333 shares of common stock for settlement of customer deposits, services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $68,584.

During the six months ended December 31, 2011, MI issued warrants to purchase 40,000 shares of common stock at a weighted average exercise price of $0.19 per share for settlement of service provided by outside consultants.  Of the total granted,  20,000 warrants vested on December 16, 2011 and expire on February 26, 2014.  As discussed in Note C, the remaining 20,000 warrants granted vested on December 27, 2011 and expire on December 27, 2013.  The warrants granted have a fair value of $8,751, as calculated using the Black-Sholes model.  Assumptions used in the Black-Scholes model included: (1) discount rate of 0.24-.28%; (2) expected term of 2.03 to 2.23 years; (3) expected volatility of 176-178% and (4) zero expected dividends.

A total of 40,000 warrants with a weighted average exercise price of $0.19 and a weighted average remaining life of 2.08 years were outstanding and exercisable as of December 31, 2011. These warrants have an intrinsic value of $4,560 as of December 31, 2011.

No options were issued or forfeited during the quarter ended December 31, 2011. A total of 32,097,740 options with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.96 years were outstanding and exercisable as of December 31, 2011.

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

NOTE F - SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company issued a total of 168,879 shares of common stock valued at $42,805 in accordance with ongoing agreements for services to consultants and employees working with the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2011 and December 31, 2010:

For the three-months ended December 31, 2011, we had a net loss of $414,421 or $0.01 loss per share as compared to a net loss of $360,148 or $0.01 loss per share for the same period of 2010.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2011 and December 31, 2010:

For the six-months ended December 31, 2011, we had a net loss of $697,245 or $0.01 loss per share as compared to a net loss of $701,397 or $0.01 loss per share for the same period of 2010.  As stated above, we continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of December 31, 2011, MI had an accumulated deficit of $49,571,261 and a working capital deficit of $10,983,185.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder, given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

None.

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

MOLLER INTERNATIONAL, INC.

Date: February 21, 2012	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board