Form 10-Q
period 2012-03-31
MOLLER INTERNATIONAL INC
filed 2012-05-21
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, there were 48,880,575 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$6,018	$24,217
Accounts receivable	2,459	2,459
Prepaid Expenses	2,101	8,403
Advances to employees	313	1,900
Total current assets	10,891	36,979

PROPERTY AND EQUIPMENT, net of accumulated depreciation	8,985	9,682

OTHER ASSETS	319	319

TOTAL ASSETS	$20,195	$46,980

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$697,279	$681,949
Accrued liabilities	469,758	392,478
Accrued liabilities-majority shareholder	4,905,019	4,310,018
Notes payable-other	991,182	978,182
Convertible notes payable net of discount of $116,118 and $0	80,262	-
Note payable - majority shareholder	2,788,799	3,072,846
Notes payable - minority shareholders	182,603	158,603
Deferred wages – employees	677,878	543,775
Derivative Liabilities	152,140	0
Customer deposits	389,767	394,767
Total current liabilities	11,334,687	10,532,618
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	708,299	508,103

Total liabilities	12,042,986	11,040,721

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 48,872,659 and 48,404,062 issued and outstanding respectively	37,993,589	37,880,275
Accumulated deficit	(50,016,380)	(48,874,016)
Total stockholders' deficit	(12,022,791)	(10,993,741)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,195	$46,980

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended			Nine Months Ended
	March 31, 2012		March 31, 2011	March 31, 2012		March 31, 2011
REVENUE
Other revenue		$292	$91		$9,944	$7,025

OPERATING EXPENSES
Selling, general and administrative		175,931	124,097		536,002	322,470
Rent expense to majority shareholder		132,267	14,817		264,726	279,351
Total expenses		308,198	138,914		800,728	601,821

Operating Loss		(307,906)	(138,823)		(790,784)	(594,796)

OTHER EXPENSE
Other income		-	13,466		-	14,415
Interest expense		(94,349)	(22,733)		(150,999)	(46,775)
Interest expense- majority shareholder		(77,381)	(109,542)		(235,098)	(331,873)
Derivative gain or loss		34,515	-		34,515	-
Total other expense		(137,215)	(118,809)		(351,582)	(364,233)

NET INCOME (LOSS)	$	(445,121)	$(257,632)	$	(1,142,366)	$(959,029)

Loss per common share, basic		$(0.01)	$(0.01)		$(0.02)	$(0.02)
Loss per common share, diluted		$(0.01)	$(0.01)		$(0.02)	$(0.02)
Weighted average common shares outstanding - Basic		48,791,146	48,263,217		48,645,625	48,166,419
Weighted average common shares outstanding - Diluted		48,791,146	48,263,217		48,645,625	48,166,419

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	March 31,	March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$ (1,142,364)	$(959,029)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	697	1,000
Gain on sale of fixed assets	(6,717)	-
Amortization of debt discount	62,577	-

Stock based compensation	115,774
Derivative gain	(34,515)	67,057
Change in assets and liabilities:
Other assets	7,889	(2,479)
Accounts payable	15,330	20,857
Accrued liabilities - related parties	595,001	613,976
Accrued liabilities	77,780	110,803
Deferred wages	334,299	275,466
Net Cash Provided By Operating Activities	$25,751	$127,651

Cash Provided by Investing Activities
Cash received from sale of fixed asset	$6,717	$-
Net Cash Provided by Investing Activities	$6,717	$-

Cash Flows Used in Financing Activities
Borrowings on related party note payable	-	22,624
Payments on related party note payable	(284,047)	(198,230)
Proceeds from issuance of common stock	-	7,500
Proceeds from convertible notes payable	196,380	-
Proceeds from notes payable	37,000	-
Net Cash Used in Financing Activities	$(50,667)	$(168,106)

Decrease in Cash	$(18,199)	$(40,455)
Cash, Beginning of Period	24,217	50,102
Cash, End of Period	$6,018	$9,647

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental Disclosure of Non-Cash:
Financing Activities:
Shares issued for customer deposits	$5,500	$-
Reclassification of derivatives from equity	$7,960	$-
Discounts on notes payable from conversion options and warrants	$178,695	$-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2011 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of March 31, 2012, and its results of operations and its cash flows for the nine months ended March 31, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2011 as reported in the 10-K have been omitted.

Embedded conversion features

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

NOTE B – GOING CONCERN

As of March 31, 2012, MI had an accumulated deficit of $50,016,380  and a working capital deficit of $11,323,796 .  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the nine months ended March 31, 2012, MI received $20,000 and $4,000 related to two promissory notes to minority shareholders.  Both promissory notes to minority shareholders accrue interest at 10% per annum and are payable, along with accrued interest, upon the occurrence of specified funding milestones.  In conjunction with the $20,000 note payable to a minority shareholder, MI issued the shareholder a total of 20,000 warrants to purchase common shares at an exercise price of $0.22 per share. The warrants vested on December 27, 2011, and expire on December 27, 2013.

In addition, during the nine months ended March 31, 2012, MI received $13,000 in exchange for two notes payables.  The notes payable accrue interest at 10% per annum and are payable upon demand.

During the nine months ended March 31, 2012 and 2011, MI made repayments on related party notes payable of $284,047, and $198,230, respectively.

Convertible Notes Payable & Derivative Liabilities

Also, during the nine months ended March 31, 2012, MI received $196,380 related to convertible promissory notes issued to fifteen creditors.  The convertible notes all accrue interest at 10% per annum and mature at various dates between June 2012 and September 2012.  The notes are convertible into shares of MI common stock at a conversion ratio of 15% below the market price of MI common stock at the time of conversion.  The Company also issued warrants to purchase common stock to the note holders with the following terms: (1) 252,760 warrants exercisable for 4 years at an exercise price of $0.102 and (2) 140,000 warrants exercisable for 5 years at an exercise price of $0.24. The Company recorded a discount on the notes of $178,695 for the fair value of the conversion options and warrants (see below).  During the three months ended March 31, 2012, the Company amortized $62,577 of this discount to interest expense.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion features were measured at fair value at inception with the change in fair value recorded to earnings. Additionally, because there is no explicit limit to the number of shares to be issued upon conversion of the above instruments, the Company cannot determine if it will have sufficient authorized shares to settle all other share-settleable instruments, including the warrants granted above.  As a result, all other share-settable instruments have also been classified as liabilities.

Derivative Liabilities
June 30, 2011	$-
Additions from new issuances of conversion options and warrants	178,695
Additions from reclassification of existing warrants from equity	7,960
Change in fair value	(34,515)
March 31, 2012	$152,140

NOTE D - STOCK-BASED COMPENSATION

During the nine months ended March 31, 2012, MI issued 468,597 shares of common stock for settlement of customer deposits, services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $112,523.

During the nine months ended March 31, 2012, MI issued warrants to purchase 40,000 shares of common stock at a weighted average exercise price of $0.19 per share for settlement of service provided by outside consultants.  Of the total granted,  20,000 warrants vested on December 16, 2011 and expire on February 26, 2014.  As discussed in Note C, the remaining 20,000 warrants granted vested on December 27, 2011 and expire on December 27, 2013.  The warrants granted have a fair value of $8,751, as calculated using the Black-Sholes model.  Assumptions used in the Black-Scholes model included: (1) discount rate of 0.24-.28%; (2) expected term of 2.03 to 2.23 years; (3) expected volatility of 176-178% and (4) zero expected dividends.

A total of 432,760 warrants with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.97 years were outstanding and exercisable as of March 31, 2012. These warrants have an intrinsic value of $99,713 as of March 31, 2012.

No options were issued or forfeited during the quarter ended March 31, 2012. A total of 32,097,740 options with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.96 years were outstanding and exercisable as of March 31, 2012.

NOTE E – FAIR VALUE MEASUREMENTS

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities	152,140	-	-	152,140

NOTE F - SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company issued a total of 7,916 shares of common stock valued at $1,500 in accordance with ongoing agreements for services to consultants and employees working with the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2012 and March 31, 2011:

For the three-months ended March 31, 2012, we had a net loss of $445,121  or $0.01 loss per share as compared to a net loss of $257,632 or $0.01 loss per share for the same period of 2011.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2012 and March 31, 2011:

For the nine-months ended March 31, 2012, we had a net loss of $1,142,366  or $0.02 loss per share as compared to a net loss of $959,029 or $0.02 loss per share for the same period of 2011.  As stated above, we continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of March 31, 2012, MI had an accumulated deficit of $50,016,380  and a working capital deficit of $ 11,323,796.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

MOLLER INTERNATIONAL, INC.

Date: May 21, 2012	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board