Form 10-K
period 2012-06-30
MOLLER INTERNATIONAL INC
filed 2012-10-15
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2012 are $10,182.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $3,628,007 with a total of 25,914,337 shares owned by non-affiliates as of October 10, 2012 and the closing price of such common equity of $0.15 per share on the OTC Bulletin Board on such date.

As of October 15, 2012, the Company had 49,063,408 common shares issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☑ No ☐

PART I
Item 1	Business	1
Item 2	Properties	23
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	24
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25
Item 8	Financial Statements and Supplementary Data All Financials Balance Sheets Statements of Operations Statements of Stockholders’ Deficit Statements of Cash Flows Notes to the Financial Statements	28
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A	Controls and Procedures	41

PART III
Item 10	Directors and Executive Officers of the Registrant	42
Item 11	Executive Compensation	43
Item 12	Security Ownership of Certain Beneficial Owners and Management	44
Item 13	Certain Relationships and Related Transactions	45
Item 14	Principle Accounting Fees and Services	45

PART IV
Item 15	Exhibits and Financial Statement Schedules	46

	Signatures	47
	31.1
	31.2
	32.1
	32.2

PART I

Item 1. BUSINESS
OUR COMPANY

Moller International, Inc. was incorporated April 19, 1983 in California for the purpose of designing, developing, manufacturing and marketing a line of Vertical Take-off and Landing ("VTOL") aircraft. Our flagship model, the M400 Skycar® is currently under development and testing and is projected to be a 4-passenger aircraft that will combine the cruise performance of an airplane with the vertical-flight capabilities of a helicopter. It is designated the "M400 Skycar®." A related product we are developing is the Aerobot® line of unmanned aerial vehicles. While certain engineering problems remain to be solved before we can deliver a production aircraft meeting our design performance specifications, we have been able to conduct flight tests on a production prototype since 2002, including approximately 30 unmanned, tethered tests of the vehicle’s vertical takeoff and landing capabilities.

The M200X, a vehicle that was developed in the 1970s and demonstrated in approximately 150 manned flights up until the early 1990s, is now being readied for market. Funding constraints have forced us to reduce the number of vehicles being worked on this calendar year and reschedule completion into next year’s adjusted goal of 6 to 12 units.  In addition the Company continues to move forward with other designs and has two new concepts for aircraft designated as “Light Sport” or “LS” series VTOL aircraft.  We now anticipate that the M200-based products, now referred to as the “Neuera” (pronounced “new era”), and these LS series aircraft will be the first vehicles that the company brings to market.

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

Moller Rotary Engine

Moller has acquired and developed proprietary technology enabling the Company to manufacture a high performance, low-cost rotary engine that produces more than 2 horsepower per pound of engine weight. Key design characteristics and the resulting attributes of Moller’s engines are outlined below and are applied to its intended use as a ducted fan power plant:

Design Feature	Attributes

Air-cooled or charge-cooled rotor Aluminum housings Simplified Lubrication System	Light Weight

Few moving parts	Low cost + Reliability

Perfect dynamic balance Low vibration Solid engine mounts Small fan tip clearance	High propulsive efficiency

Four-stroke combustion cycle	Good fuel economy + Low emissions + Low noise

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

200

160
2.0

0.7
40
15

Moller Standard Rotary(1) Piston(2)	Moller Standard Rotary(1) Piston(2)	Moller Standard Rotary(1) Piston(2)

Moller Advantage: 3:1	Moller Advantage:11:1	Moller Advantage: 5:1

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

PATENTS

The current Moller International’s U.S. and Foreign Patents and Trademarks are listed below:

Moller International Intellectual Property

Patent No.	Description
5,413,877	Combination thermal barrier and wear coating for internal combustion engines
6,164,942	Rotary engine having enhanced charge cooling and lubrication
6,325,603	Charged cooled rotary engine
6,450,445	Stabilizing control apparatus for robotic or remotely controlled flying platform
D498,201	Vertical takeoff and landing aircraft

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

SKYCAR LS

Skycar LS Series are volantors with a gross weight of 1,320 pounds or less and may be able to operate under a subcategory of the Powered Lift category similar to the FAA's Light Sport Aircraft (LSA) category.

These volantors have the following characteristics:
▪	A traditional pilot's license is not required
▪	Limited to operating no higher than 8,500 ft altitude
▪	Gross weight restriction limits design to two passengers
▪	Maximum speed presently allowed is 138 mph (FAA's appears amenable to higher speed and multiple engines following testing).
▪	Low cost (similar to LSA airplane)
▪	Limited hover capability (sufficient to take off vertically and transition)

The Skycar LS models use technology generated for the M400X Skycar® and Neuera® volantors.

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

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The Company denied these allegations in its Answer.  A number of the claims and cross-claims filed in this lawsuit have been settled, while for the remaining claims and cross-claims the parties have reached settlement and are in the process of finalizing the settlement agreement documents.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. The draft CAO has not been finalized, and the property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI’s loss is estimated at this time in the range of $350,000 to $400,000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2011 Annual shareholders' meeting of Moller International, Inc., on Saturday, December 10, 2011, at 1632 Da Vinci Ct., Davis, California, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, Faulkner White, Jim Toreson, Mike Shanley, Hugh Power and Stephen P. Smith.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.12 to a high of $0.38 per share during this reporting period with an average trading volume of 20,400 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2008 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2008 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2009 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2009 to 30 Jun 2009)	$0.18	$0.17
2009-Q3 (1 Jul 2009 to 30 Sep 2009)	$0.38	$0.15
2009-Q4 (1 Oct 2009 to 30 Dec 2009)	$0.31	$0.25
2010-Q1 (1 Jan 2010 to 31 Mar 2010)	$0.33	$0.21
2010-Q2 (1 Apr 2010 to 30 Jun 2010)	$0.30	$0.18
2010-Q3 (1 July 2010 to 30 Sep 2010)	$0.23	$015
2010-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.19	$0.11
2011-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.16	$0.11
2011-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.25	$0.10
2011-Q3 (1 July 2010 to 30 Sep 2010)	$0.38	$0.15
2011-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.30	$0.15
2012-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.30	$0.17
2012-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.20	$0.12

Shareholders of Record

As of October 10, 2012, there are 605 shareholders of record for common shares of Moller International.

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

Year Ended June 30, 2012

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

Fiscal 2012 compared to 2011

Results of operations for the 2012 fiscal year varied from 2011. We incurred net losses of $1,731,785 and $2,262,961 in fiscal 2012 and 2011 respectively.

Loss per share was ($0.04) and ($0.05) for the 2012 and 2011 fiscal years, respectively. We are currently conserving our cash by deferring many of our operating expenses including the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees and consultants of $123,573 and $2,308,297 in fiscal 2012 and 2011, respectively.

Our total expenses decreased to $1,089,086 in 2012 from $1,771,405 in 2011.  The decrease relates in large part to a decrease in stock-based compensation related to an option grant to Paul Moller in 2011 (see Note G to the financial statements).  With the company continuing to conserve cash on hand, some employees voluntarily consented to defer pay, resulting in a total of $544,173 and $416,194 of accumulated short-term deferred payroll as of June 30, 2012 and 2011 along with accrued interest of $175,861 and $127,581, respectively. Interest expense increased by $79,194 over the prior year as a result of the Company’s 2012 debt financings. In addition, the Company has Loans, Accrued Rent and Deferred Salary from Dr. Moller all of which accrue interest.  The notes to Dr. Moller are unsecured and carry a 10% annual interest rate. At June 30, 2012, the outstanding principal amount was $2,767,662. The balance of accrued rent payable and accrued interest on notes to Dr. Moller, is $5,098,484 at June 30, 2012.  Also at June 30, 3012 the Company owed Dr. Moller deferred wages and accrued interest on those wages of $778,123.  Amounts due to Dr. Moller may be subject to the provisions of Dr. Moller’s Chapter 11 filing and future terms and conditions might vary depending on the party or parties in control of these debts.

Other revenues, primarily from the rental of various mockup aircraft, remained relatively constant. These increases are not indicative of any meaningful revenue trends.

Going Concern

We have incurred net losses of $1,731,785 and $2,262,961 for the years ended June 30, 2012 and 2011, respectively. In addition, at June 30, 2012, we have an accumulated deficit of $50,605,801 and a working capital deficit of $11,817,885.  Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Historically, the majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2012, a total of $2,767,662 is outstanding to Dr. Moller from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2012 and 2011 is $2,999,590 and $2,502,790, respectively.  As of June 30, 2012 and 2011 MI owed Dr. Moller $778,123 and $508,103, respectively, in deferred salaries and accrued interest on those salaries.

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

Billings generated from our former subsidiary, Freedom Motors, under the 1998 Technology Development and License Agreement is only recognized to the extent amounts are collected due to collectability concerns.  Amounts recognized related to this agreement are treated as a reduction of operating expense and are not shown as revenue.

Stock Based Compensation

MI recognizes stock based compensation issued to employees and non-employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model. The model is based on assumptions including (1) fair market value of its common stock on the date of grant; (2) volatility of its common stock at 175 to 177% (3) discount rate at 0.24% to 0.28% and (4) expected dividend of zero. Share issued for services are valued using the closing price of the common stock at the dates the services were provided or at grant date when the shares are fully vested and non-forfeitable. As a result of these assumptions, MI recognized total stock based compensation of $123,573 and $2,308,297 during the fiscal years ended June 30, 2012 and 2011, respectively.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. Based on our evaluations of the fair value of our intangible assets related to patents and based on that analysis, we did not record an impairment charge for 2012 or 2011.

Item 8. FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moller International, Inc.
Davis, California

We have audited the accompanying balance sheets of Moller International, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
 Houston, Texas

October 15, 2012

MOLLER INTERNATIONAL, INC.
BALANCE SHEET
AS OF JUNE 30,

	2012	2011
ASSETS
CURRENT ASSETS
Cash	$2,123	$24,217
Advances to employees	-	1,900
Accounts receivable - Other	-	2,459
Prepaid Expenses	-	8,403
Total current assets	2,123	36,979

PROPERTY AND EQUIPMENT, net	8,776	9,682

OTHER NON-CURRENT ASSETS	319	319
Total other assets	319	319

	$11,218	$46,980

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$710,417	$681,949
Accrued liabilities	668,499	392,478
Accrued liabilities-majority shareholder	5,098,484	4,310,018
Notes payable-other	981,182	978,182
Note payable - majority shareholder	2,767,662	3,072,846
Convertible notes payable, net of discount of $64,347 and $0	163,033	-
Notes payable - minority shareholders	178,603	158,603
Derivative Liability	142,327	-
Deferred wages - employees	720,034	543,775
Customer deposits	389,767	394,767
Total current liabilities	11,820,008	10,532,618
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	778,123	508,103

Total liabilities	12,598,131	11,040,721

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 48,990,896 and 48,404,062 issued and outstanding respectively	38,018,888	37,880,275
Accumulated deficit	(50,605,801)	(48,874,016)
Total stockholders' deficit	(12,586,913)	(10,993,741)
	$11,218	$46,980

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2012	2011
REVENUE
Other revenue	$10,182	$23,016

OPERATING EXPENSES
Selling, general and administrative	769,037	1,399,649
Rent expense to majority shareholder	319,143	370,826
Depreciation and amortization	906	930
Total expenses	1,089,086	1,771,405

Operating Loss	(1,078,904)	(1,748,389)

OTHER INCOME (EXPENSE )
Interest expense	(282,079)	(72,837)
Interest expense- majority shareholder	(311,687)	(441,735)
Derivative Gain	90,885	-
Litigation Settlement Costs (Note I)	(150,000)	-
Total other income (expense)	(652,881)	(514,572)

NET LOSS	$(1,731,785)	$(2,262,961)

Loss per common share - Basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding - Basic and diluted	48,712,275	48,215,302

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2010	47,997,776	$35,564,478	$(46,611,055)	$(11,046,577)

Shares issued for services	347,463	54,203	-	54,203
Shares sold	58,823	7,500	-	7,500
Fair value of stock options	-	26,854	-	26,854
Fair value of executive stock options	-	2,227,240	-	2,227,240
Net loss for the year	-		$(2,262,961)	$(2,262,961)
Balance at June 30, 2011	48,404,062	$37,880,275	$(48,874,016)	$(10,993,741)

Shares issued for services	504,098	123,573	-	123,573
Shares issued for customer deposits	23,913	5,500		5,500
Shares issued to convert promissory note	58,823	7,500	-	7,500
Reclassification of warrants to liabilities (Note F)	-	(7,960)	-	(7,960)
Debt forgiven by related party	-	10,000	-	10,000
Net loss for the year	-		$(1,731,785)	$(1,731,785)
Balance at June 30, 2012	48,990,896	$38,018,888	$(50,605,801)	$(12,586,913)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,731,785)	$(2,262,961)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	906	931
Bad debt expense	59,449	-
Derivative (gain)/loss	(90,885)	-
Stock based compensation	123,573	1,008,297
Debt discount amortization	156,906	-
Change in assets and liabilities:
Accounts receivable	2,459	(2,459)
Prepaid expenses	8,403	(8,403)
Other assets	(51,949)	-
Accounts payable	28,967	28,397
Accrued liabilities - related parties	1,058,486	-
Accrued liabilities and deferred wages	452,280	1,365,634
Net Cash Provided By (Used in) Operating Activities	$16,810	$129,436

Cash Used in Investing Activities
Purchase of property and equipment	$-	$-
Repayment of advances to employees	1,900	(1,285)
Net Cash Provided by (Used in) Investing Activities	$1,900	$(1,285)

Cash Flows Provided from Financing Activities
Principal borrowing on debt	268,380	79,799
Payments on related party note payable	(305,184)	(241,335)
Payments on note payable	(4,000)	-
Proceeds from sale of common shares	-	7,500
Net Cash Provided by (Used in) Financing Activities	$(40,804)	$(154,036)

Net Increase (Decrease) In Cash	$(22,094)	$(25,885)
Cash, Beginning of Year	$24,217	$50,102
Cash, End of Year	$2,123	$24,217

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Financing Activities:
Discount on notes payable from derivative liability	225,252	-
Reclassification of derivatives from equity	7,960	-
Shares issued as repayment customer deposit	5,500	-
Conversion of debt to equity	7,500
Options issued as repayment of debt	-	1,300,000
Debt forgiven by related party	10,000	-

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

For the purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

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

Long-Lived Assets

In accordance with the guidance in FASB ASC 360-10, Property, Plant and Equipment, we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. The guidance requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2012 and 2011, there were no impairments to our long-lived assets.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

• Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

• Level 2 – inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

• Level 3 – inputs to the valuation methodology are observable and significant to the fair value.

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Derivative Liabilities	$142,327	-	-	$142,327

The carrying value of short-term financial instruments, including cash, accounts receivables, accounts payable and accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Pursuant to the 1998 Technology Development and License Agreement, the Company bills for services provided to Freedom Motors, an affiliated entity and former subsidiary, which shares common ownership with some of the existing shareholders of MI. Under this agreement, we provide engineering services related to the scientific and engineering technical support for the rotary engine. Specifically, we provide personnel and facilities as required to adapt the Rotapower engine to applications where the potential exists for high volume production. In addition, we also provide bookkeeping and other administrative services.

Delivery is considered complete when a specific defined task or milestone is completed, as demonstrated by the issuance of engineering documents (procedures, drawings, models, prototypes, etc.) and provided to Freedom Motors or its assigns. The date the information or material is provided to Freedom Motors is considered the delivery date.

Because it is an affiliated entity, we offset our operating expense by the amounts invoiced to Freedom Motors.  In addition, because Freedom Motors is a startup company, and has not been in a position to pay our invoices in the normal course of business, collection is not reasonably assured until Freedom Motors actually makes the payment. As a result, the final criterion is met when we receive the payment for services. At that point, we record a reduction in expense equal to the collections.  Until collection is received we maintain a full allowance against any outstanding invoices. For years ended June 30, 2012 and 2011, total collections from Freedom Motors, which offset our operating expenses, amounted to $233,250 and $365,725, respectively.

Other revenue derived from the sale of memorabilia, information packets and other items is recognized at the time of sale, which is when the merchandise is delivered.

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

Embedded conversion features

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2012, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 34,479,870.

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses $1,731,785 and $2,262,961 for the years ended June 30, 2012 and 2011, respectively. In addition, at June 30, 2012, we have an accumulated deficit of $50,605,801 and a working capital deficit of $11,817,885. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - Property and Equipment

Property and equipment consist of:

	June 30, 2012	June 30, 2011
Production and R&D Equipment	$317,496	$327,496
Computer equipment and software	399,985	399,985
Furniture and fixtures	75,650	75,650
	793,131	803,131
Less accumulated depreciation	(784,355)	(793,449)

	$8,776	$9,682

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2012 and 2011, we have received aggregate customer deposits of $389,767 and $394,767, respectively.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2012 and 2011, members of management and other employees have deferred $544,173 and $416,194, respectively, of wages along with accrued interest of $175,861 and $127,581, respectively. These amounts are reflected as deferred wages, which is reported as a component of current liabilities.

However, the President’s annual salary of $250,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. As of June 30, 2012 and 2011, a liability of $325,000 and $75,000, respectively, along with the accrued interest of $453,123 and $433,103, respectively, were recorded as a component of non-current liabilities.

NOTE F – NOTES PAYABLE AND DERIVATIVE LIABILITIES

Majority Shareholder

At June 30, 2012 and 2011, the outstanding debt owed to our majority shareholder totaled $2,767,662 and $3,072,846 respectively. This debt is evidenced by two notes, one of which is non-interest bearing. Interest is imputed at 10% on this non-interest bearing note. The stated interest rate on the other note is also 10%. Both notes are unsecured and payable upon demand. Aggregate accrued interest on these notes was $2,098,894 and $1,807,228 at June 30, 2012 and 2011, respectively.

During the year ended June 30, 2012, the Company borrowed $10,000 from Milk Farm Associates, a limited partnership and related entity. Dr. Moller is the general partner in Milk Farm and has a 32% ownership interest. Milk Farm Associates has dissolved and these amounts are no longer owed. Due to the entity being a related party, the debt was written off to Additional Paid-in Capital as of June 30, 2012.

Minority Shareholder

At June 30, 2012 and 2011, the outstanding debt owed to minority shareholders totaled $178,603 and $158,603, respectively. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $87,235 and $72,083 at June 30, 2012 and 2011, respectively

Non-Related Party

At June 30, 2012 and 2011, the outstanding debt owed to other parties totaled $981,182 and $978,182, respectively. This debt primarily consists of $500,000 owed to Pelican Ventures and $453,214 owed to Barry Malizia.

The amount owed to Mr. Malizia relates to a non-interest bearing advance made by Mr. Malizia. Under the agreement, Mr. Malizia advanced the Company $453,214, which is payable within 90 days of demand. Mr. Malizia is the Chairman of Rotapower Engine Systems Limited (RES), a potential licensee of the Rotapower engine technology.  On April 26, 2010 Moller International received a letter requesting repayment of his advance.  Paul Moller, our majority shareholder, guaranteed this advance and is currently negotiating the terms of a schedule of payments.

The amount owed to Pelican Ventures relates to an advance for the development of a diesel-powered rotary engine. The loan carries interest at 9%, is secured by substantially all assets of MI, and was originally due in 2002. Pelican canceled the agreement in June 2002 and the dispute has not been resolved. MI ceased accruing interest in August 2002.

Convertible Notes Payable and Derivative Liability

At June 30, 2012 and 2011, the Company owes $231,380 and $0, respectively, related to convertible note payable.  The convertible notes all accrue interest at 10% per annum and mature at various dates between June 2012 and September 2012.  The notes are convertible into shares of MI common stock at a conversion ratio of 15% below the market price of MI common stock at the time of conversion.  The Company also issued warrants to purchase common stock to the note holders with the following terms: (1) 307,760 warrants exercisable for 4 years at an exercise price of $0.102 and (2) 90,000 warrants exercisable for 5 years at an exercise price of $0.24. The Company recorded a discount on the notes of $225,253 for the fair value of the conversion options and warrants (see below).  During the year ended June 30, 2012 and 2011, the Company amortized $156,906 and $0, respectively, of this discount to interest expense

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion features were measured at fair value at inception with the change in fair value recorded to earnings. Additionally, because there is no explicit limit to the number of shares to be issued upon conversion of the above instruments, the Company cannot determine if it will have sufficient authorized shares to settle all other share-settleable instruments, including the warrants granted above.  As a result, all other share-settable instruments have also been classified as liabilities.

Derivative Liabilities
June 30, 2011	$-
Additions from new issuances of conversion options and warrants	225,252
Additions from reclassification of existing warrants from equity	7,960
Change in fair value	(90,885)
June 30, 2012	$142,327

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.10 % to 1.13%, (2) exercise prices ranging from $0.01 to $0.24, (3) an estimated expected term ranging from .25 to 5 years, (4) no dividend rate and (5) computed volatility rates ranging from 148.45% to 203.10% on the underlying stock.

NOTE G – STOCK BASED COMPENSATION

Shares of stock

During the year ended June 30, 2012 and 2011, MI issued 504,098 and 347,463 shares of common stock, respectively, to consultants in recognition of various services provided. MI recorded compensation expense of $123,573 and $54,203 in 2012 and 2011, respectively, based on a fair market value per share, determined by taking the closing price for the stock at the dates the services were provided and whether the shares were fully vested and non-forfeitable.

During the year ended June 30, 2012 and 2011, MI issued 23,913 and 0 shares of common stock respectively to refund $5,500 and $0 of customer deposits.

During the year ended June 30, 2012 and 2011, MI issued 58,823 and 0 shares of common stock respectively to an individual as compensation for advances made to a related party. These shares were valued at $7,500 and $0.

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

During the years ended June 30, 2012 and 2011, we issued the following stock options:

Fiscal year 2012
·	No stock options granted, exercised, or forfeited.

Fiscal year 2011
·	200,000 options to a consultant for services rendered
·	25,000 options to non-employee board members
·	25,000,000 options to the President of the Company for deferred compensation

Compensation expense of $0 and $26,854 was recognized during the years ended June 30, 2012 and 2011, respectively. There were no unamortized compensation amounts at June 30, 2012 and 2011.

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.44 % to 1.63%, (2) exercise prices ranging from $0.15 to $0.22, (3) an estimated expected term ranging from one to two years based on the “plain vanilla” method allowed under SAB 107, (4) no dividend rate and (5) computed volatility rates ranging from 152.95% to 247.15% on the underlying stock.

Option activity for the years ended June 30, 2012 and 2011 is as follows:

				Weighted
	Options	Range of Exercise Price	Total Vested	Average Exercise Price

Balance at June 30, 2010	10,329,044		10,329,044	$0.43

Granted	25,225,000	$0.10 to $0.15	25,225,000	0.10
Exercised	-	-	-	-
Forfeited	(3,456,304)	$0.15 to $0.86	(3,456,304)	0.85

Balance at June 30, 2011	32,097,740		32,097,740	$0.13

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Balance at June 30, 2012	32,097,740		32,097,740	$0.13

Additional option information for the year ended June 30, 2012, is as follows:

			Weighted
			Average
		Weighted	Remaining
Exercise		Average	Life in
Price Range	Outstanding	Exercise Price	Years	Exercisable
$3.82	6,000	$3.82	1.56	6,000
$0.19- $0.20	6,566,740	$0.19	1.72	6,566,740
$1.50	200,000	1.50	1.99	200,000
$0.21	300,000	$0.21	1.66	300,000
$0.12	25,000	$0.12	1.66	25,000
$0.10	25,000,000	$0.10	4.05	25,000,000
	32,097,740	$0.13		32,097,740

The outstanding options have an intrinsic value of $950,525 at June 30, 2012.

In June 2011, the Company granted its President and majority shareholder options to purchase 25,000,000 common shares at $0.102 per share.  The options, which expired July 16, 2016, were granted outside of the 2009 Stock Option and Restricted Stock Benefit Plan. The estimated fair value of the options was $2,227,240.  Of this amount, $1,300,000 was recorded as a reduction in deferred wages to the President and majority shareholder.  The remaining $927,239 was recognized as stock-based compensation expense.  All 25,000,000 options vest immediately and are outstanding at June 30, 2012.

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

Warrants

For the year ended June 30, 2012 and 2011, the Company issued 397,760 and 0 warrants with debt, respectively. These warrants had an exercise price between $.102 and $.24 and a term of 4 to 5 years.

For the year ended June 30, 2012 and 2011, the Company issued 40,000 and 0 warrants for services, respectively. The fair value of these warrants were estimated using the Black Scholes method based on assumptions including (1) risk free interest rates ranging from 0.24% to 0.28%, (2) exercise price ranging from $0.15 to $0.25, (3) an estimated expected term ranging from 2.03 to 2.23 years, (4) no dividend rate and (5) computed volatility rates ranging from 174.72% to 177.23% on the underlying stock.

Warrant activity for the years ended June 30, 2012 and 2011 is as follows:

		Weighted Average
	Warrants	Ex Price	Remaining Life
Balance at June 30, 2011	-	-	-

Granted	437,760	0.13	3.67
Exercised	-	-	-
Forfeited	-	-	-

Balance at June 30, 2012	437,760	0.13	3.67

NOTE H – INCOME TAXES

At June 30, 2012, MI had $19,111,432 in federal net operating loss (NOL) carryforwards to offset future taxable income, resulting in a deferred tax asset of $6,689,001. MI also had $13,883,665 in state net operating loss (NOL) carryforwards to offset future state taxable income, resulting in a deferred tax asset of $1,227,316. MI also had federal and state research credits of $238,234 and $293,799, respectively.

The combined federal and state deferred tax asset is $7,916,317.  In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $7,916,317 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative federal and state net operating losses are scheduled to expire through 2032.

NOTE I – COMMITMENTS AND CONTINGENCIES

Lease commitment

MI’s operations are housed in one 34,500 square foot building, which is leased from Dr. Moller. The term of the current lease is for ten years ending June 30, 2013, at $41,400 per month. MI remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 per year.  As of June 30, 2012, unpaid rent for the above lease, including related interest, amounted to $5,098,484.

The office operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount
2013	496,800
Years thereafter	-
Total	$496,800

Rent expense charged to operations under this lease aggregated $496,800 and $496,800 for fiscal 2012 and 2011, respectively.

Moller International receives reimbursements for rent from Freedom Motors.  Total reimbursements received for the years ended June 30, 2012 and 2011 amounted to $209,925 and $158,243, respectively.

Contingencies

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

Moller International (MI) is named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The Company denied these allegations in its Answer.  A number of the claims and cross-claims filed in this lawsuit have been settled, while for the remaining claims and cross-claims the parties have reached settlement and are in the process of finalizing the settlement agreement documents.

In a related administrative proceeding initiated on September 26, 2006, the California Central Valley Regional Water Quality Control Board (RWQCB) issued a draft Cleanup and Abatement Order (CAO) in connection with the property at 920 Third Street. The draft CAO has not been finalized, and the property owner is proceeding with work to investigate, characterize and remediate the soil and groundwater contamination at this property, with RWQCB oversight.

MI’s loss is estimated at this time in the range of $350,000 to $400,000. It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.  As of June 30, 2012, there is $350,000 of liabilities accrued related to this estimate.

NOTE J – SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2012:

a)	The Company has issued 5,000 shares of common stock in accordance with an ongoing agreement for services to a consultant of the Company.

b)	The Company has issued 67,512 shares of common stock to employees as payment to wages.

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

The Company’s management, including the CEO, carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2012.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2012. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls, a lack of information technology general computing control, an over reliance on consultants in the financial reporting process, and a continued existence of one or more of the above stated material weaknesses without effective remediation. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

These weaknesses stem primarily from the lack of working capital to hire additional accounting staff during the period covered by this annual report.

In light of the foregoing, and as we move forward with the development of our aircraft and engine product lines, we intend to implement a number of measures to remediate such ineffectiveness and strengthen our internal controls environment. Planned action includes our retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and the identification of opportunities to improve the efficacy of our accounting and financial reporting processes. Additional anticipated remedial action will involve organizational and process changes to address the identified deficiencies, including (i) hiring additional personnel to assist with financial reporting and business operations as soon as our finances will allow, (ii) establishing and complying with delegation of authority guidelines to be prepared for approval by the Board of Directors, (iii) modifying analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; (iv) ensuring proper segregation of duty controls throughout the Company, and (v) implementing formal processes requiring periodic self-assessments and independent tests, (vi) implementing formal documentation and review procedures across processes including approval controls for equity and debt transactions.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Act, for the year ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	74	11/2011 - 12/2012	No
Faulkner White	60	11/2011 - 12/2012	No
Jim Toreson	69	11/2011 - 12/2012	No
Mike Shanley	62	11/2011 - 12/2012	No
Stephen Smith	37	11/2011 - 12/2012	No
Hugh Power	56	11/2011 - 12/2012	No

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

Hugh M. Power, Director-Mr. Power earned his A.S. degree in Biology at Sierra Junior College, Rocklin, California and studied at the College of Oceaneering in Long Beach, California becoming a certified hard-hat diver.  His 10-year underwater career took him to Manihi, Tahiti to manage the daily operations at the Societe de Manihi pearl farm for 3 years. Mr. Power is internationally renown and recognized in the high-end jewelry and pearl industry, receiving numerous awards worldwide saluting his success as a jewelry designer. As president of Hugh Power Designs, from 1993 until present, Mr. Power can take credit for pioneering and introducing the infamous Black Pearls of Tahiti into the U.S. marketplace, as well as opening the first black pearl store in the U.S. As of 2006, Mr. Power has been CEO of CliC Venezuela and CliC South America, distributing CliC eyewear throughout Central and South America.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

Name & Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Paul Moller, President	2012 2011 2010	$ $ $	250,000 250,000 250,000	(1) (1) (1)	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 927,239 0	(3)	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	250,000 1,177,239 250,000	(1) (1)(3) (1)
Faulkner White	2012 2011 2010	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Jim Toreson	2012 2011 2010	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Mike Shanley	2012 2011 2010	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Stephen Smith	2012 2011 2010	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Hugh Power	2012 2011 2010	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of October 11, 2012:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common Stock:	Paul S. Moller 9350 Currey Rd Dixon, CA 95620	22,414,728 shares	46.1	% (1) (3)

(1)	Excludes options to purchase 25,000,000 shares.
(2)	58.6% of class if all outstanding options are exercised.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2012 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class

Common Stock	Paul S. Moller (1)	47,414,728	(D)	64.4%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280	(D)	00.003%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000	(D)	00.00%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583	(D)	00.00%
	Bradfield Close Working
	Surrey GU22 7RE, UK

Common Stock	Stephen Smith	58,823	(D)	00.001%
	724 Vallombrosa Drive Pasadena, CA 91107

(1)	Total include options to purchase 25,000,000 shares.
(2)	Percentage of class based on 73,607,751 potential shares outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes amounting to $2,767,662, and bear interest at $10%. (see Note F to the financial statements)

In June 2011, the Company granted its Dr. Paul S. Moller options to purchase 25,000,000 common shares at $0.102 per share.  The options, which expired July 16, 2016, were granted outside of the 2009 Stock Option and Restricted Stock Benefit Plan.  The estimated fair value of the options was $2,227,239.  Of this amount, $1,300,000 was recorded as a reduction in deferred wages to the President and majority shareholder.  The remaining $927,239 was recognized as stock-based compensation expense.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2012	2011
Audit and Quarterly Review Fees	$66,038	$42,600
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$66,038	$42,600

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.)	Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2011:

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

Date: 10/15/2012	By:	/s/ Dr. Paul S. Moller
President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	10/15/2012

/s/ Faulkner White	Director	10/15/2012

/s/ Jim Toreson	Director	10/15/2012

/s/ Mike Shanley	Director	10/15/2012

/s/ Stephen Smith	Director	10/15/2012

/s/ Hugh Power	Director	10/15/2012