Form 10-Q
period 2012-09-30
MOLLER INTERNATIONAL INC
filed 2012-11-19
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012, there were 49,076,716 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS
Cash	$2,411	$2,123
Advances to employees	49	-
Prepaid Expenses	6,060	-
Total current assets	8,520	2,123

PROPERTY AND EQUIPMENT, net	8,543	8,776

OTHER NON-CURRENT ASSETS	319	319
Total other assets	319	319

	$17,382	$11,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$703,563	$710,417
Accrued liabilities	677,205	668,499
Accrued liabilities-majority shareholder	5,289,547	5,098,484
Notes payable-other	981,182	981,182
Note payable - majority shareholder	2,756,451	2,767,662
Convertible notes payable, net of discount of $0 and $64,347	231,380	163,033
Notes payable - minority shareholders	178,603	178,603
Derivative Liability	181,103	142,327
Deferred wages - employees	762,241	720,034
Customer deposits	389,767	389,767
Total current liabilities	12,151,042	11,820,008
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	849,603	778,123

Total liabilities	13,000,645	12,598,131

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 49,063,408 and 48,990,896 issued and outstanding respectively	38,027,057	38,018,888
Accumulated deficit	(51,010,320)	(50,605,801)
Total stockholders' deficit	(12,983,263)	(12,586,913)
	$17,382	$11,218

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	September 30, 2012	September 30, 2011
REVENUE
Other revenue	$71	$-

OPERATING EXPENSES
Selling, general and administrative	153,162	159,214
Rent expense to majority shareholder	30,052	16,842
Total expenses	183,214	176,056

Operating Loss	(183,143)	(176,056)

OTHER EXPENSE
Interest expense	(104,758)	(27,963)
Interest expense- majority shareholder	(77,841)	(78,805)
Derivative gain or loss	(38,776)	-
Total other expense	(221,375)	(106,768)

NET INCOME (LOSS)	$(404,518)	$(282,824)

Loss per common share, Basic and Diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding – Basic and Diluted	49,040,739	48,498,381

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	2012	2011
Cash Flows From Operating Activities
Net loss	$(404,518)	$(282,824)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	233	232
Derivative (gain)/loss	38,776	-
Stock based compensation	8,168	48,519
Debt discount amortization	68,347	-
Change in assets and liabilities:
Prepaid expenses	(6,060)	-
Other assets	(49)	1,885
Accounts payable	(24,969)	(19,524)
Accrued liabilities - related parties	71,480	200,327
Accrued liabilities and deferred wages	260,090	132,137
Net Cash Provided By (Used in) Operating Activities	$11,498	$80,752

Cash Used in Investing Activities
Repayment of advances to employees	$-	$323
Net Cash Provided by (Used in) Investing Activities	$-	$323

Cash Flows Provided from Financing Activities
Principal borrowing on debt	-	3,000
Payments on related party note payable	(11,210)	(105,181)
Net Cash Provided by (Used in) Financing Activities	$(11,210)	$(102,181)

Net Increase (Decrease) In Cash	$288	$(21,106)
Cash, Beginning of Year	$2,123	$24,217
Cash, End of Year	$2,411	$3,111

Supplemental Cash Flow Information:
Interest paid	$276	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Financing Activities:
Shares issued as repayment customer deposit	-	5,500

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2012 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2012, and its results of operations and its cash flows for the three months ended September 30, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2012 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of September 30, 2012, MI had an accumulated deficit of $51,010,320  and a working capital deficit of $12,142,522 .  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the three months ended September 30, 2012 and 2011 MI made repayments on related party notes payable of $11,210 and $105,181 respectively.

During the three months ended September 30, 2012 and 2011 MI received $0 and $3,000 related to promissory notes.

Convertible Notes Payable & Derivative Liabilities

At September 30, 2012 the Company has $231,380 outstanding related to convertible promissory notes.   The convertible notes accrue interest at 10% per annum and matured at various dates prior to September 30, 2012.  The notes were not repaid upon maturity and are convertible into shares of MI common stock at a conversion ratio of 15% below the market price of MI common stock at the time of conversion.  Discount amortization charged to interest expense during the three months ended September 30, 2012, totaled $68,347.

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

Derivative Liabilities
June 30, 2012	$142,327
Change in fair value	38,776
September 30, 2012	$181,103

NOTE D – STOCK-BASED COMPENSATION

During the three months ended September 30, 2012, MI issued 72,512 shares of common stock for settlement of services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $8,168.

No warrants were issued or forfeited during the quarter ended September 30, 2012.  A total of 437,760 warrants with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.42 years were outstanding and exercisable as of September 30, 2012.

No options were issued or forfeited during the quarter ended September 30, 2012. A total of 32,097,740 options with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.42 years were outstanding and exercisable as of September 30, 2012.

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

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2012 and June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities- 9/30/2012	181,103	-	-	181,103
Derivative liabilities – 6/30/2012	142,327			142,327

NOTE F – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company issued a total of 13,308 shares of common stock valued at $1,244 in accordance with ongoing agreements for services to consultants and employees working with the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2012 and September 30, 2011:

For the three-months ended September 30, 2012, we had a net loss of $404,518 or $0.01 loss per share as compared to a net loss of $282,824 or $0.01 loss per share for the same period of 2011.  The increased loss relates, primarily to interest expense and adjustments to the fair value of our derivative liability associated with our convertible notes payables.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of September 30, 2012, MI had an accumulated deficit of $51,010,320  and a working capital deficit of $ 12,142,522.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3 – QUALITATIVE AND QUANTITATIVE CONCERNS ABOUT MARKET RISK

As a smaller reporting company we are not required to report items under this section.

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2012, although the Company has reviewed its internal controls relative to the Sarbanes-Oxley Act provisions and expects that there will be revisions to some of its existing processes and controls during the current fiscal year.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER MATTERS

(a.)	Reports on Form 8-K

None

ITEM 6 – EXHIBITS

(a.)  Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

Date: November 19, 2012	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board