Form 10-Q
period 2012-12-31
MOLLER INTERNATIONAL INC
filed 2013-02-14
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 12, 2013, there were 49,076,716 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS
Cash	$513	$2,123
Advances to employees	49	-
Prepaid Expenses	4,040	-
Total current assets	4,602	2,123

PROPERTY AND EQUIPMENT, net	8,312	8,776

OTHER NON-CURRENT ASSETS	-	319
Total other assets	-	319

	$12,914	$11,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$699,026	$710,417
Accrued liabilities	722,743	668,499
Accrued liabilities-majority shareholder	5,483,225	5,098,484
Notes payable-other	981,182	981,182
Note payable - majority shareholder	2,756,488	2,767,662
Convertible notes payable, net of discount of $0 and $64,347	231,380	163,033
Notes payable - minority shareholders	178,603	178,603
Derivative Liability	181,103	142,327
Deferred wages - employees	806,414	720,034
Customer deposits	389,767	389,767
Total current liabilities	12,429,931	11,820,008
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	922,657	778,123

Total liabilities	13,352,588	12,598,131

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 49,076,716 and 48,990,896 issued and outstanding respectively	38,038,144	38,018,888
Accumulated deficit	(51,377,818)	(50,605,801)
Total stockholders' deficit	(13,339,674)	(12,586,913)
	$12,914	$11,218

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
REVENUE
Other revenue	$-	$10,163	$-	$9,652

OPERATING EXPENSES
Selling, general and administrative	159,115	201,368	312,206	360,071
Rent expense to majority shareholder	91,252	115,617	121,304	132,459
Total expenses	250,367	316,985	433,510	492,530

Operating Loss	(250,367)	(306,822)	(433,510)	(482,878)

OTHER EXPENSE
Derivative loss	-	-	(38,776)	-
Interest expense	(37,098)	(28,687)	(141,856)	(56,650)
Interest expense- majority shareholder	(80,033)	(78,912)	(157,875)	(157,717)
Total other expense	(117,131)	(107,599)	(338,507)	(214,367)

NET INCOME (LOSS)	$(367,498)	$(414,421)	$(772,017)	$(697,245)

Loss per common share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Loss per common share, diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding - Basic	49,074,522	48,648,930	49,057,799	48,573,656
Weighted average common shares outstanding - Diluted	49,074,522	48,648,930	49,057,799	48,573,656

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	December 31	December 31
	2012	2011
Cash Flows From Operating Activities
Net loss	$(772,017)	$(697,245)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	466	464
Derivative (gain)/loss	38,776	-
Stock based compensation	19,255	71,804
Debt discount amortization	68,347	-
Change in assets and liabilities:
Prepaid expenses	(4,088)	-
Other assets	319	4,202
Accounts payable	(29,509)	12,076
Accrued liabilities - related parties	529,275	399,184
Accrued liabilities and deferred wages	158,739	274,158
Net Cash Provided By (Used in) Operating Activities	$9,563	$64,643

Cash Used in Investing Activities
Repayment of advances to employees	$-	$814
Net Cash Provided by (Used in) Investing Activities	$-	$814

Cash Flows Provided from Financing Activities
Principal borrowing on debt	-	33,000
Payments on related party note payable	(11,173)	(116,594)
Net Cash Provided by (Used in) Financing Activities	$(11,173)	$(83,594)

Net Increase (Decrease) In Cash	$(1,610)	$(18,137)
Cash, Beginning of Year	$2,123	$24,217
Cash, End of Year	$513	$6,080

Supplemental Cash Flow Information:
Interest paid	$31,376	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Financing Activities:
Shares issued as repayment customer deposit	-	5,500

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2012 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2012, and its results of operations and its cash flows for the six months ended December 31, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2012 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of December 31, 2012, MI had an accumulated deficit of $51,377,818 and a working capital deficit of $12,425,329.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the six months ended December 30, 2012 and 2011 MI made repayments on related party notes payable of $11,173 and $116,594 respectively.

During the six months ended December 30, 2012 and 2011 MI received $0 and $33,000 related to promissory notes.

Convertible Notes Payable & Derivative Liabilities

At December 31, 2012 the Company has $231,380 outstanding related to convertible promissory notes.   The convertible notes accrue interest at 10% per annum and matured at various dates prior to September 30, 2012.  The notes were not repaid upon maturity and are convertible into shares of MI common stock at a conversion ratio of 15% below the market price of MI common stock at the time of conversion.  Discount amortization charged to interest expense during the six months ended December 31, 2012, totaled $68,347.

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

Derivative Liabilities
June 30, 2012	$142,327
Change in fair value	38,776
December 31, 2012	$181,103

NOTE D – STOCK-BASED COMPENSATION

During the six months ended December 31, 2012, MI issued 85,820 shares of common stock for settlement of services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $9,412.

No warrants were issued or forfeited during the six months ended December 31, 2012.  A total of 437,760 warrants with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.17 years were outstanding and exercisable as of December 31, 2012.

During the six months ended December 31, 2012, MI issued 100,000 common stock purchase options at $0.085 per share.  The options vested immediately and expire on November 29, 2017.  No options were forfeited during the six months ended December 31, 2012. A total of 32,197,740 options with a weighted average exercise price of $0.13 and a weighted average remaining life of 2.96 years were outstanding and exercisable as of December 31, 2012.

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

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2012 and June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities- 12/31/2012	181,103	-	-	181,103
Derivative liabilities – 6/30/2012	142,327			142,327

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2012 and December 31, 2011:

For the three-months ended December 31, 2012, we had a net loss of $367,498 or $0.01 loss per share as compared to a net loss of $414,421 or $0.01 loss per share for the same period of 2011.  The decreased loss relates, primarily to decreased marketing costs and professional services costs.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2012 and December 31, 2011:

For the six-months ended December 31, 2012, we had a net loss of $772,017 or $0.02 loss per share as compared to a net loss of $697,245 or $0.01 loss per share for the same period of 2011.  The increased loss relates, primarily to interest expense on the companies promissory notes, and other interest bearing agreements.  Also, we incurred a derivative loss associated with our convertible notes payables (see Note C to the Consolidated Financial Statements).  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.
Going Concern and Liquidity

As of December 31, 2012, MI had an accumulated deficit of $51,377,818  and a working capital deficit of $12,425,329.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER MATTERS

(a.) Reports on Form 8-K

The following reports were filed on Form 8-K during the period subsequent to December 31, 2012.

January 15, 2013 reported that Moller International had entered into a material agreement Athena Technologies Inc. of Harbor City, California (Athena).  The parties agreed to form a joint venture with to produce Moller International’s vertical take-off and landing (VTOL) aircraft.  The agreement states that the newly formed Joint Venture (JV) is to provide Moller International with funding for US operations and paid consulting services for an as yet undetermined amount.  Furthermore the objective of the JV is to seek out and establish agreements for aircraft production and assembly facilities in the Public’s Republic of China. In addition to the paid services and support for US operations, Athena and/or additional JV partners will provide Moller International with a minority position in any new venture which might be established in the People’s Republic that assembles or distributes Moller International’s aircraft.

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

MOLLER INTERNATIONAL, INC.

Date: February 14, 2013	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board