Form 10-Q
period 2013-03-31
MOLLER INTERNATIONAL INC
filed 2013-05-20
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 20, 2013, there were 49,076,716 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS
Cash	$39,439	$2,123
Advances to employees	551	-
Prepaid Expenses	2,020	-
Total current assets	42,010	2,123

PROPERTY AND EQUIPMENT, net	8,078	8,776

OTHER NON-CURRENT ASSETS	-	319
Total other assets	8,078	9,095

	$50,088	$11,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$687,685	$710,417
Accrued liabilities	756,937	668,499
Accrued liabilities-majority shareholder	5,672,936	5,098,484
Notes payable-other	1,253,682	981,182
Note payable - majority shareholder	2,557,210	2,767,662
Convertible notes payable, net of discount of $96,397 and $64,347	134,983	163,033
Notes payable - minority shareholders	178,591	178,603
Derivative Liability	395,485	142,327
Deferred wages – employees	841,631	720,034
Customer deposits	389,767	389,767
Total current liabilities	12,868,907	11,820,008
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	997,024	778,123

Total liabilities	13,865,931	12,598,131

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 49,076,716 and 48,990,896 issued and outstanding respectively	38,038,144	38,018,888
Accumulated deficit	(51,853,987)	(50,605,801)
Total stockholders' deficit	(13,815,843)	(12,586,913)
	$50,088	$11,218

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
REVENUE
Other revenue	$24	$292	$126	$9,944

OPERATING EXPENSES
Selling, general and administrative	131,974	175,931	444,283	536,002
Rent expense to majority shareholder	108,794	132,267	230,098	264,726
Total expenses	240,768	308,198	674,381	800,728

Operating Loss	(240,744)	(307,906)	(674,255)	(790,784)

OTHER EXPENSE
Derivative gain (loss)	(114,928)	34,515	(153,704)	34,515
Interest expense	(43,118)	(94,349)	(184,974)	(150,999)
Interest expense- majority shareholder	(77,379)	(77,381)	(235,253)	(235,098)
Total other expense	(235,425)	(137,215)	(573,931)	(351,582)

NET LOSS	$(476,169)	$(445,121)	$(1,248,186)	$(1,142,366)

Loss per common share, basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Loss per common share, diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding - Basic	49,076,716	48,791,146	49,064,036	48,645,625
Weighted average common shares outstanding - Diluted	49,076,716	48,791,146	49,064,036	48,645,625

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	March 31	March 31
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,248,186)	$(1,142,366)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	698	697
Derivative (gain)/loss	153,704	(34,515)
Stock based compensation	19,256	115,774
Gain on sale of fixed assets	-	(6,717)
Debt discount amortization	71,406	62,577
Change in assets and liabilities:
Prepaid expenses	(2,571)	-
Other assets	319	7,891
Accounts payable	(40,849)	15,330
Accrued liabilities - related parties	793,353	595,001
Accrued liabilities and deferred wages	228,149	412,079
Net Cash Provided By (Used in) Operating Activities	$(24,721)	$25,751

Cash Used in Investing Activities
Cash received from sale of fixed asset	$--	$6,717
Advances to employees	$--	$-
Net Cash Provided by (Used in) Investing Activities	$-	$6,717

Cash Flows Provided from Financing Activities
Proceeds from note payable	230,000	-
Proceeds from notes payable	42,500	196,380
Proceeds from convertible note payable	-	37,000
Additions to related party note payable	2,037	-
Payments on related party note payable	(212,500)	(284,047)
Net Cash Provided by (Used in) Financing Activities	$62,037	$(50,667)

Net Increase (Decrease) In Cash	$37,316	$(18,199)
Cash, Beginning of Year	$2,123	$24,217
Cash, End of Year	$39,439	$6,018

Supplemental Cash Flow Information:
Interest paid	$2,127	$-
Supplemental Disclosure of Non-Cash Financing Activities:
Shares issued as repayment customer deposit	-	5,500
Debt discount due to derivative liabilities	99,454	178,695
Reclassification of derivatives from equity	-	7,960

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2012 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of March 31, 2013, and its results of operations and its cash flows for the nine months ended March 31, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2012 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of March 31, 2013, MI had an accumulated deficit of $51,853,987 and a working capital deficit of $12,826,897.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the nine months ended March 31, 2013 and 2012 MI made repayments on related party notes payable of $212,500 and $284,047 respectively. During the nine months ended March 31, 2013 and 2012 MI made borrowings on related party notes payable of $2,037 and $0 respectively.

During the nine months ended March 31, 2013 and 2012 MI received $230,000 and $37,000 related to promissory notes. 400,000 options and 60,000 warrants were issued to the note holders in consideration for the notes payable. A debt discount of $99,454 was recorded as a result of these option and warrant issuances.

Convertible Notes Payable & Derivative Liabilities

During the nine months ended March 31, 2013 and 2012 MI received $42,500 and $196,380 related to convertible promissory notes.  The convertible promissory notes issued during the nine months ended March 31, 2013 accrue interest at 10% per annum and mature in December 2013. Additionally, the notes are convertible into shares of common stock after 180 days from issuance at a price equal to 58% of the lowest three prices during the ten trading days prior to the date of conversion. As of March 31, 2013, these notes are not convertible; accordingly, derivative accounting does not apply. The convertible notes issued in the nine months ended March 31, 2012 accrue interest at 10% per annum and matured at various dates prior to September 30, 2012.  The notes were not repaid upon maturity and are convertible into shares of MI common stock at a conversion ratio of 15% below the market price of MI common stock at the time of conversion.

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

Derivative Liabilities
June 30, 2012	$142,327
Additions to derivatives	99,454
Change in fair value	153,704
March 31, 2013	$395,485

Discount amortization charged to interest expense during the nine months ended March 31, 2013, totaled $71,406.

NOTE D – STOCK-BASED COMPENSATION

During the nine months ended March 31, 2013, MI issued 85,820 shares of common stock for settlement of services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $9,412.

During the nine months ended March 31, 2013, MI also issued 100,000 common stock purchase options at $0.085 per share.  The options vested immediately and expire on November 29, 2017. We valued these options at the fair market value on the date of issuance of $9,844.

60,000 warrants were issued during the nine months ended March 31, 2013 in conjunction with notes payable. See note C.  A total of 497,760 warrants with a weighted average exercise price of $0.13 and a weighted average remaining life of 3.03 years were outstanding and exercisable as of March 31, 2013. Due to there being no explicit limit to the number of shares to be issued upon conversion of the instruments noted above, these warrants have also been classified as liabilities valued at $16,359  as of March 31, 2013 and recorded against the related notes as debt discounts.

MI also issued 400,000 common stock purchase options at $0.102 per share in conjunction with debt. See note C. The options vested immediately and expire on June 16, 2016. 400,000 options were cancelled during the nine months ended March 31, 2013. Due to there being no explicit limit to the number of shares to be issued upon conversion of the instruments noted above, these options have also been classified as liabilities valued at $108,589 as of March 31, 2013 and recorded against the related notes as debt discounts. A total of 32,997,740 options with a weighted average exercise price of $0.13 and a weighted average remaining life of 2.73 years were outstanding and exercisable as of March 31, 2013.

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

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2013 and June 30, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities- 3/31/2013	395,485	-	-	395,485
Derivative liabilities – 6/30/2012	142,327			142,327

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2013 and March 31, 2012:
For the three-months ended March 31, 2013, we had a net loss of $476,169 or $0.01 loss per share as compared to a net loss of $445,121 or $0.01 loss per share for the same period of 2012.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2013 and March 31, 2012:

For the nine-months ended March 31, 2013, we had a net loss of $1,248,186 or $0.03 loss per share as compared to a net loss of $1,142,366 or $0.02 loss per share for the same period of 2012.  The increased loss relates, primarily to interest expense on the companies promissory notes, and other interest bearing agreements.  Also, we incurred a derivative loss associated with our convertible notes payables (see Note C to the Consolidated Financial Statements).  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of March 31, 2013, MI had an accumulated deficit of $51,853,987  and a working capital deficit of $12,826,897.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

MOLLER INTERNATIONAL, INC.

Date: May 20, 2013	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board