Form 10-K
period 2013-06-30
MOLLER INTERNATIONAL INC
filed 2013-10-15
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number 000-33173

Moller International, Inc.

California	68-0006075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1222 Research Park Drive, Davis, CA 95618
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (530) 756-5086

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2013 are $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $3,472,361 with a total of 23,149,071 shares owned by non-affiliates as of October 7, 2013 and the closing price of such common equity of  $0.15 per share on the OTC Bulletin Board on such date.

As of October 14, 2013 the Company had 49,624,063 common shares issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☑  No ☐

PART I
Item 1	Business	1
Item 2	Properties	23
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	24
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25
Item 8	Financial Statements and Supplementary Data All Financials Balance Sheets Statements of Operations Statements of Stockholders’ Deficit Statements of Cash Flows Notes to the Financial Statements	28
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A	Controls and Procedures	41

PART III
Item 10	Directors and Executive Officers of the Registrant	43
Item 11	Executive Compensation	44
Item 12	Security Ownership of Certain Beneficial Owners and Management	45
Item 13	Certain Relationships and Related Transactions	46
Item 14	Principle Accounting Fees and Services	46

PART IV
Item 15	Exhibits and Financial Statement Schedules	47

	Signatures	48
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

·	Computer-augmented flight stabilization system

·
Fly-by-wire control systems (electrical wires take the place of mechanical cables) and on-board computers which can interface with and be controlled by remote ATC system computer and navigation resources

·	High-speed capability, which maximizes the benefits of personalized air travel.

·	Hover or low speed capability, which provides the ability to cue up for entry to or exit from highly controlled air planes.

·	Ability to climb, descend, accelerate and decelerate rapidly to enter and exit air-lanes quickly

·	Relative insensitivity to gusts and wind shear that makes tightly constrained flight possible

·	VTOL ability to land anywhere which allows emergency exit from air-lanes

·	Small size which reduces required vertiport infrastructure dimensions

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

EMPLOYEES

We currently have 2 full-time management and executive management personnel and 5 part-time employees. We have no specific plans for a significant increase or decrease in the number of our employees. Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

NEED TO RAISE ADDITIONAL CAPITAL TO COMPLETE DEVELOPMENT AND FLIGHT TESTING

We estimate a cost of $26 million to demonstrate a flight worthy pre-production model of the M400 Skycar. Likewise, $24 million is the estimated start up cost for the production of the Neuera volantor. The Company’s current plan assumes that the required funds will be raised through the sale of equity, although no offer has been made, nor are talks underway with any potential purchasers.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2012 Annual shareholders' meeting of Moller International, Inc., on Saturday, November 17, 2012, at 1632 Da Vinci Ct., Davis, California, the following individuals were elected to the MI Board of Directors by unanimous vote of shareholders present: Paul S. Moller, Faulkner White, Jim Toreson, Mike Shanley, Hugh Power and Stephen P. Smith.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.05 to a high of $0.49 per share during this reporting period with an average trading volume of 20,937 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2008 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2008 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2009 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2009 to 30 Jun 2009)	$0.18	$0.17
2009-Q3 (1 Jul 2009 to 30 Sep 2009)	$0.38	$0.15
2009-Q4 (1 Oct 2009 to 30 Dec 2009)	$0.31	$0.25
2010-Q1 (1 Jan 2010 to 31 Mar 2010)	$0.33	$0.21
2010-Q2 (1 Apr 2010 to 30 Jun 2010)	$0.30	$0.18
2010-Q3 (1 July 2010 to 30 Sep 2010)	$0.23	$015
2010-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.19	$0.11
2011-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.16	$0.11
2011-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.25	$0.10
2011-Q3 (1 July 2010 to 30 Sep 2010)	$0.38	$0.15
2011-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.30	$0.15
2012-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.30	$0.17
2012-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.20	$0.12
2012-Q3 (1 July 2012 to 30 Sep 2013)	$0.05	$0.13
2012-Q4 (1 Oct 2012 to 30 Dec 2012)	$0.05	$0.12
2013-Q1 (1 Jan 2013 to 31 Mar 2013)	$0.07	$0.49
2013-Q2 (1 Apr 2013 to 30 Jun 2013)	$0.18	$0.29

Shareholders of Record

As of October 8, 2013, there are 603 shareholders of record for common shares of Moller International.

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

Year Ended June 30, 2013

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

Fiscal 2013 compared to 2012

Results of operations for the 2013 fiscal year varied from 2012. We incurred net losses of $1,876,446 and $1,731,785 in fiscal 2013 and 2012 respectively.

Loss per share was ($0.04) and ($0.04) for the 2013 and 2012 fiscal years, respectively. We are currently conserving our cash by deferring many of our operating expenses including the deferral of certain executive salaries at an annual rate of $250,000, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees and consultants of $21,087 and $123,573 in fiscal 2013 and 2012, respectively.

Our total expenses decreased to $1,027,678 in 2013 from $1,089,086 in 2012.  The decrease relates in large part to a decrease in  compensation costs.  With the company continuing to conserve cash on hand, the company has decreased full-time staff and have reduced the hours worked for some part-time employees.

Going Concern

We have incurred net losses $1,876,446 and $1,731,785 for the years ended June 30, 2013 and 2012, respectively. In addition, at June 30, 2013, we have an accumulated deficit of $52,482,247 and a working capital deficit of $13,377,038. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Historically, the majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2013, a total of $2,476,382 is outstanding to Dr. Moller from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2013 is $3,494,390.  As of June 30, 2013 MI owed Dr. Moller $1,073,080 and $778,123, respectively, in deferred salaries and accrued interest on those salaries.

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

Stock Based Compensation

MI recognizes stock based compensation issued to employees and non-employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model. The model is based on assumptions including (1) exercise price of $0.085; (2) volatility of its common stock of 212.85% (3) discount rate of 0.63% and (4) expected dividend of zero. Share issued for services are valued using the closing price of the common stock at the dates the services were provided or at grant date when the shares are fully vested and non-forfeitable. As a result of these assumptions, MI recognized total stock based compensation of $21,087 and $136,573 during the fiscal years ended June 30, 2013 and 2012, respectively.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. Based on our evaluations of the fair value of our intangible assets related to patents and based on that analysis, we did not record an impairment charge for 2013 or 2012.

Item 8. FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moller International, Inc.
Davis, California

We have audited the accompanying balance sheets of Moller International, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moller International, Inc. and its subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
 Houston, Texas

October 15, 2013

MOLLER INTERNATIONAL, INC.
BALANCE SHEET
AS OF JUNE 30,

	2013	2012
ASSETS
CURRENT ASSETS
Cash	$5,015	$2,123
Advances to employees	1,038	-
Total current assets	6,053	2,123

PROPERTY AND EQUIPMENT, net	7,846	8,776

OTHER NON-CURRENT ASSETS	-	319
Total other assets	-	319

	$13,899	$11,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$701,798	$710,417
Accrued liabilities	805,528	668,499
Accrued liabilities-majority shareholder	5,860,191	5,098,484
Notes payable-other	1,333,682	981,182
Note payable - majority shareholder	2,476,382	2,767,662
Convertible notes payable, net of discount of $46,575 and $68,347	234,805	163,033
Notes payable - minority shareholders	208,591	178,603
Derivative Liability	492,461	142,327
Deferred wages – employees	881,886	720,034
Customer deposits	387,767	389,767
Total current liabilities	13,383,091	11,820,008
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,073,080	778,123

Total liabilities	14,456,171	12,598,131

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 49,094,675 and 48,990,896 issued and outstanding respectively	38,039,975	38,018,888
Accumulated deficit	(52,482,247)	(50,605,801)
Total stockholders' deficit	(14,442,272)	(12,586,913)
	$13,899	$11,218

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2013	2012
REVENUE
Other revenue	$-	$10,182

OPERATING EXPENSES
Selling, general and administrative	663,998	769,037
Rent expense to majority shareholder	362,750	319,143
Depreciation and amortization	930	906
Total expenses	1,027,678	1,089,086

Operating Loss	(1,027,678)	(1,078,904)

OTHER INCOME (EXPENSE )
Interest expense	(341,780)	(282,079)
Interest expense- majority shareholder	(311,863)	(311,687)
Derivative (Loss) Gain	(195,125)	90,885
Litigation Settlement Costs (Note I)	-	(150,000)
Total other income (expense)	(848,768)	(652,881)

NET LOSS	$(1,876,446)	$(1,731,785)

Loss per common share - Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding - Basic and diluted	48,933,070	48,712,275

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2011	48,404,062	$37,880,275	$(48,874,016)	$(10,993,741)

Shares issued for services	504,098	123,573	-	123,573
Shares issued for customer deposits	23,913	5,500		5,500
Shares issued to convert promissory note	58,823	7,500	-	7,500
Reclassification of warrants to liabilities (Note F)	-	(7,960)	-	(7,960)
Debt forgiven by related party	-	10,000	-	10,000
Net loss for the year	-		$(1,731,785)	$(1,731,785)
Balance at June 30, 2012	48,990,896	$38,018,888	$(50,605,801)	$(12,586,913)

Shares issued for services	103,779	11,244	-	11,244
Common stock options issued for services		9,843		9,843
Net loss for the year	-		$(1,876,446)	$(1,876,446)
Balance at June 30, 2013	49,094,675	$38,039,975	$(52,482,247)	$(14,442,272)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,876,446)	$(1,731,785)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	930	906
Bad debt expense	59,581	59,449
Derivative (gain)/loss	195,125	(90,885)
Stock based compensation	21,087	123,573
Debt discount amortization	176,781	156,906
Change in assets and liabilities:
Accounts receivable	(1,038)	2,459
Prepaid expenses	-	8,403
Other assets	(59,262)	(51,949)
Accounts payable	(26,733)	28,967
Accrued liabilities - majority shareholder	1,056,664	1,058,486
Accrued liabilities and deferred wages	314,995	452,280
Net Cash Provided By (Used in) Operating Activities	$(138,316)	$16,810

Cash Used in Investing Activities
Repayment of advances to employees	$-	$1,900
Net Cash Provided by (Used in) Investing Activities	$-	$1,900

Cash Flows Provided from Financing Activities
Principal borrowing on debt	402,500	268,380
Principal borrowing on debt – related party	35,037	-
Payments on related party note payable	(296,329)	(305,184)
Payments on note payable	-	(4,000)
Net Cash Provided by (Used in) Financing Activities	$141,208	$(40,804)

Net Increase (Decrease) In Cash	$2,892	$(22,094)
Cash, Beginning of Year	$2,123	$24,217
Cash, End of Year	$5,015	$2,123

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Financing Activities:
Discount on notes payable from derivative liability	155,009	225,252
Reclassification of derivatives from equity	-	7,960
Shares issued as repayment customer deposit	-	5,500
Conversion of debt to equity	-	7,500
Options issued as repayment of debt	-	-
Debt forgiven by related party	-	10,000

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Since incorporation in 1983, Moller International, Inc. (“we”, “our”, “MI”, or “the Company”) has devoted most of its efforts to the design and development of a Vertical Takeoff and Landing (VTOL) vehicle known as the Skycar. One of the enabling technologies for the Skycar is the Rotapower® rotary engine, which has been the focus of our attention for over ten years. The Company is now attempting to attract a suitable manufacturer for its engine technology, although there is no assurance at this stage that the Company will be successful in these efforts.

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

Long-Lived Assets

In accordance with the guidance in FASB ASC 360-10, Property, Plant and Equipment, we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. The guidance requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2013 and 2012, there were no impairments to our long-lived assets.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Derivative Liabilities	$492,461	-	-	$492,461

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

Because it is an affiliated entity, we offset our operating expense by the amounts invoiced to Freedom Motors.  In addition, because Freedom Motors is a startup company, and has not been in a position to pay our invoices in the normal course of business, collection is not reasonably assured until Freedom Motors actually makes the payment. As a result, the final criterion is met when we receive the payment for services. At that point, we record a reduction in expense equal to the collections.  Until collection is received we maintain a full allowance against any outstanding invoices. For years ended June 30, 2013 and 2012, total collections from Freedom Motors, which offset our operating expenses, amounted to $183,808 and $233,250, respectively.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2013, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 32,695,500

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses $1,876,446 and $1,731,785 for the years ended June 30, 2013 and 2012, respectively. In addition, at June 30, 2013, we have an accumulated deficit of $52,482,247 and a working capital deficit of $13,377,038. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - Property and Equipment

Property and equipment consist of:

	June 30, 2013	June 30, 2012
Production and R&D Equipment	$317,496	$317,496
Computer equipment and software	399,985	399,985
Furniture and fixtures	75,650	75,650
	793,131	793,131
Less accumulated depreciation	(785,285)	(784,355)

	$7,846	$8,776

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2013 and 2012, we have received aggregate customer deposits of $387,767 and $389,767, respectively.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2013 and 2012, members of management and other employees have deferred $646,233 and $544,173, respectively, of wages along with accrued interest of $235,633 and $175,861 respectively. These amounts are reflected as deferred wages, which is reported as a component of current liabilities.

However, the President’s annual salary of $250,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. As of June 30, 2013 and 2012, a liability of $575,000 and $325,000, respectively, along with the accrued interest of $498,080 and 453,123, respectively, were recorded as a component of non-current liabilities.

NOTE F – NOTES PAYABLE AND DERIVATIVE LIABILITIES

Majority Shareholder

At June 30, 2013 and 2012, the outstanding debt owed to our majority shareholder totaled $2,476,382 and $2,767,662 respectively. This debt is evidenced by two notes, one of which is non-interest bearing. Interest is imputed at 10% on this non-interest bearing note. The stated interest rate on the other note is also 10%. Both notes are unsecured and payable upon demand. Aggregate accrued interest on these notes was $2,365,801 and $2,098,894 at June 30, 2013 and 2012, respectively.

During the 12 months ended June 30, 2013, the Company borrowed $5,037 and repaid $296,329 of majority shareholder notes. The borrowings are unsecured, carry an interest rate of 10%, and are payable upon demand.

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

Minority Shareholder

At June 30, 2013 and 2012, the outstanding debt owed to minority shareholders totaled $208,591 and $178,603, respectively. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $104,868 and $87,235 at June 30, 2013 and 2012, respectively

During the 12 months ended June 30, 2013, the Company borrowed $30,000 of minority shareholder notes. The borrowing is unsecured, carries an interest rate of 10%, and is due on October 2, 2013.

Non-Related Party

At June 30, 2013 and 2012, the outstanding debt owed to other parties totaled $1,333,682 and $981,182, respectively.

During the 12 months ended June 30, 2013, the Company borrowed $352,500 of non-related party notes. The borrowings are unsecured, carry an interest rate of 6% to 10%, and are due on demand. 400,000 options and 60,000 warrants were issued to two note holders in consideration for the notes payable. A debt discount of $99,454 was recorded as a result of these option and warrant issuances. Two notes are convertible 180 days after the effective date of the note at 53%-58% of the lowest 3 prices during the last 10 days prior to the conversion date. These notes are not yet convertible as of June 30, 2013.

Convertible Notes Payable and Derivative Liability

At June 30, 2013 and 2012, the Company owes $281,380 and $231,380, respectively, related to convertible notes payable, net of debt discount of $46,575 and $68,347 , respectively.  During the 12 months ended June 30, 2013, the Company borrowed $50,000 of convertible notes payable. The borrowing is unsecured, carries an interest rate of 0% for the first 90 days, then increases to 12%, and is due on May 2, 2014. The notes are convertible at the lesser of $0.24/share or 60% of the lowest trading price in the last 25 trading days prior to conversion. A debt discount of $55,555 was recorded as a result of this convertible note. During the year ended June 30, 2013 and 2012, the Company amortized $176,781 and $156,906, respectively, of this discount to interest expense

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion features were measured at fair value at inception with the change in fair value recorded to earnings. Additionally, because there is no explicit limit to the number of shares to be issued upon conversion of the above instruments, the Company cannot determine if it will have sufficient authorized shares to settle all other share-settleable instruments, including the warrants granted above.  As a result, all other share-settable instruments have also been classified as liabilities.

Derivative Liabilities
June 30, 2012	$142,327
Debt discount due to derivative liability	155,009
Loss on derivative liability over debt discount	23,826
Change in fair value	171,299
June 30, 2013	$492,461

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.11 % to 0.79%, (2) exercise prices ranging from $0.102 to $0.24, (3) an estimated expected term ranging from 0.07 to 4 years, (4) no dividend rate and (5) computed volatility rates ranging from 198.55% to 287.68% on the underlying stock.

NOTE G – STOCK BASED COMPENSATION

Shares of stock

During the year ended June 30, 2012, MI issued 504,098 shares of common stock to consultants in recognition of various services provided. MI recorded compensation expense of $123,573 in 2012 based on a fair market value per share, determined by taking the closing price for the stock at the dates the services were provided and whether the shares were fully vested and non-forfeitable.

During the year ended June 30, 2012, MI issued 23,913 shares of common stock to refund $5,500 of customer deposits.

During the year ended June 30, 2012, MI issued 58,823 shares of common stock to an individual as compensation for advances made to a related party. These shares were valued at $7,500.

During the year ended June 30, 2013, the Company issued 103,779 shares of common stock valued at $11,244 for services.

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

During the years ended June 30, 2012 and 2011, we issued the following stock options:

Fiscal year 2013
·	100,000 options to directors vesting immediately, with an exercise price of $0.085 per share, and expiring on November 29, 2017.

Fiscal year 2012
·	No stock options granted, exercised or forfeited.

Compensation expense of $9,843 and $0 was recognized during the years ended June 30, 2013 and 2012, respectively. There were no unamortized compensation amounts at June 30, 2013 and 2012.

The fair value of the stock options granted were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging of 0.63%, (2) exercise prices of $0.085, (3) an estimated expected term ranging from one to two years based on the “plain vanilla” method allowed under SAB 107, (4) no dividend rate and (5) computed volatility rates ranging of 212.85% on the underlying stock.

Option activity for the years ended June 30, 2013 and 2012 is as follows:

				Weighted
	Options	Range of Exercise Price	Total Vested	Average Exercise Price
Balance at June 30, 2011	32,097,740		32,097,740	$0.13

Granted
Exercised
Forfeited

Balance at June 30, 2012	32,097,740		32,097,740	$0.13

Granted	100,000	$0.085	100,000	$0.085
Exercised	-	-	-	-
Forfeited	-	-	-	-

Balance at June 30, 2013	32,197,740		32,197,740	$0.13

Additional option information for the year ended June 30, 2013, is as follows:

					Weighted
					Average
				Weighted	Remaining
Exercise				Average	Life in
Price Range			Outstanding	Exercise Price	Years	Exercisable
		$3.82	6,000	$3.82	0.56	6,000
$0.19	-	0.20	6,566,740	$0.19	0.72	6,566,740
		$1.50	200,000	1.50	0.99	200,000
		$0.21	300,000	$0.21	0.66	300,000
		$0.12	25,000	$0.12	0.66	25,000
		$0.10	25,000,000	$0.10	3.05	25,000,000
		$0.085	100,000	$0.085	4.42	100,000
			32,197,740	$0.13		32,197,740

The outstanding options have an intrinsic value of $4,119,512 at June 30, 2013.

Warrants

For the year ended June 30, 2013 and 2012, the Company issued 60,000 and 397,760 warrants with debt, respectively. See Note F. These warrants had an exercise price between $.102 and $.24 and a term of 4 to 5 years.  For the year ended June 30, 2013 and 2012, the Company issued 0 and 40,000 warrants for services, respectively. The fair value of these warrants were estimated using the Black Scholes method based on assumptions including (1) risk free interest rates ranging from 0.24% to 0.28%, (2) exercise price ranging from $0.15 to $0.25, (3) an estimated expected term ranging from 2.03 to 2.23 years, (4) no dividend rate and (5) computed volatility rates ranging from 174.72% to 177.23% on the underlying stock.

Warrant activity for the years ended June 30, 2013 and 2012 is as follows:

		Weighted Average
	Warrants	Ex Price	Remaining Life
Balance at June 30, 2012	437,760	0.13	2.67

Granted	60.000	0.10	4.00
Exercised	-	-	-
Forfeited	-	-	-

Balance at June 30, 2013	497,760	0.13	2.78

NOTE H – INCOME TAXES

At June 30, 2013, MI had $20,594,885 in federal net operating loss (NOL) carryforwards to offset future taxable income, resulting in a deferred tax asset of $7,208,210. MI also had $15,367,118 in state net operating loss (NOL) carryforwards to offset future state taxable income, resulting in a deferred tax asset of $1,358,453. MI also had federal and state research credits of $238,234 and $293,799, respectively.

The combined federal and state deferred tax asset is $8,034,630.  In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $8,034,630 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative federal and state net operating losses are scheduled to expire through 2033.

NOTE I – COMMITMENTS AND CONTINGENCIES

Lease commitment

MI’s operations are housed in one 34,500 square foot building, which is leased from Dr. Moller. The term of the current lease, which expires June 30, 2019 requires monthly payments of $41,400 per month. MI remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 per year.  As of June 30, 2013, unpaid rent for the above lease, including related interest, amounted to $3,494,390.

The office operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount
2014	496,800
2015	496,800
2016	496,800
2017	496,800
2018	496,800
Thereafter	$248,400

Total	2,732,400

Rent expense charged to operations under this lease aggregated $496,800 and $496,800 for fiscal 2013 and 2012, respectively.

Moller International receives reimbursements for rent from Freedom Motors.  Total reimbursements received for the years ended June 30, 2013 and 2012 amounted to $167,857 and $209,925, respectively.

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

MI’s loss is estimated at this time in the range of $345,000 to $400,000. It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.  As of June 30, 2013, there is $345,000 of liabilities accrued related to this estimate.

NOTE J – SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2013:

a)	The Company has issued 305,818 shares of common stock in accordance with an agreement for services to a consultant of the Company.

b)	The Company has issued 58,916 shares of common stock to employees as payment to wages.

c)	The Company has issued 164,654 shares of common stock to convert $15,000 of convertible notes payable.

d)	The Company entered into a new lease agreement with Paul Moller (See Note I)

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

The Company’s management, including the CEO, carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2013.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2013. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls, a lack of information technology general computing control, an over reliance on consultants in the financial reporting process, and a continued existence of one or more of the above stated material weaknesses without effective remediation. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Act, for the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	75	11/2012 - 12/2013	No
Faulkner White	61	11/2012 - 12/2013	No
Jim Toreson	70	11/2012 - 12/2013	No
Mike Shanley	63	11/2012 - 12/2013	No
Hugh Power	57	11/2012 - 12/2013	No

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

Name & Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Paul Moller, President	2013 2012 2011	$ $ $	250,000 250,000 250,000	(1) (1) (1)	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 927,239	(3)	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	250,000 250.000 1,177,239	(1) (1) (1)(3)
Faulkner White	2013 2012 2011	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	2,461 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Jim Toreson	2013 2012 2011	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	2,461 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Mike Shanley	2013 2012 2011	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	2,461 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Stephen Smith	2013 2012 2011	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	2,461 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Hugh Power	2013 2012 2011	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0

(1)$250,000 of this amount shown is deferred at the election of the Executive, not as part of any plan.
(2) Each member of the Board of Directors (with the exclusion of Paul Moller and Hugh Power) was issued options for 25,000 shares of Moller International stock as compensation for service on the Board for the 12-month term of office.
(3) The total value of options granted to Dr. Moller during the 2011 was $2,227,239, however $1,300,000 of that amount was granted in settlement of outstanding deferred salary.

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

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2013 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class

Common Stock	Paul S. Moller (1)	47,414,728	(D)	64.4%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280	(D)	00.003%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000	(D)	00.00%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	7,583	(D)	00.00%
	Bradfield Close Working
	Surrey GU22 7RE, UK

Common Stock	Stephen Smith	58,823	(D)	00.001%
	724 Vallombrosa Drive Pasadena, CA 91107

(1)	Total include options to purchase 25,000,000 shares.
(2)	Percentage of class based on 73,107,751 potential shares outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes amounting to $2,476,382, and bear interest at $10%. (see Note F to the financial statements)

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2013	2012
Audit and Quarterly Review Fees	$32,000	$66,038
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$32,000	$66,038

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.)	Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2011:

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

Date: 10/15/2013	By:	/s/ Dr. Paul S. Moller
President, Director

 Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	10/15/2013

/s/ Faulkner White	Director	10/15/2013

/s/ Jim Toreson	Director	10/15/2013

/s/ Mike Shanley	Director	10/15/2013

/s/ Hugh Power	Director	10/15/2013