Form 10-Q
period 2013-09-30
MOLLER INTERNATIONAL INC
filed 2013-11-19
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 15, 2013, there were 51,704,174 shares of common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	September 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash	$25,861	$5,015
Advances to employees	551	1,038
Prepaid Expenses	6,517	-
Total current assets	32,929	6,053

PROPERTY AND EQUIPMENT, net	7,614	7,846

Total other assets	7,614	7,846

	$40,543	$13,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$642,093	$701,798
Accrued liabilities	847,214	805,528
Accrued liabilities-majority shareholder	6,044,164	5,860,191
Notes payable-other	1,291,182	1,333,682
Note payable - majority shareholder	2,371,930	2,476,382
Convertible notes payable, net of discount of $53,720 and $46,575	280,160	234,805
Notes payable - minority shareholders	208,591	208,591
Derivative Liability	266,309	492,461
Deferred wages – employees	920,643	881,886
Customer deposits	384,767	387,767
Total current liabilities	13,257,053	13,383,091
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,150,695	1,073,080

Total liabilities	14,407,748	14,456,171

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 49,616,919 and 49,094,675 issued and outstanding respectively	38,143,370	38,039,975
Accumulated deficit	(52,510,575)	(52,482,247)
Total stockholders' deficit	(14,367,205)	(14,442,272)
	$40,543	$13,899

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	September 30, 2013	September 30, 2012
REVENUE
Other revenue	$--	$71

OPERATING EXPENSES
Selling, general and administrative	125,649	153,162
Rent expense to majority shareholder	--	30,052
Total expenses	125,649	183,214

Operating Loss	(125,649)	(183,143)

OTHER EXPENSE
Derivative gain (loss)	253,412	(38,776)
Interest expense	(81,203)	(104,758)
Interest expense- majority shareholder	(74,888)	(77,841)
Total other expense (income)	97,321	(221,375)

NET LOSS	$(28,328)	$(404,518)

Loss per common share, basic	$(0.00)	$(0.01)
Loss per common share, diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding – Basic	48,751,811	49,040,739
Weighted average common shares outstanding – Diluted	48,751,811	49,040,739

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	September 30,	September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(28,328)	$(404,518)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	233	233
Derivative (gain)/loss	(253,412)	38,776
Stock based compensation	76,933	8,168
Debt discount amortization	31,577	68,347
Change in assets and liabilities:
Prepaid expenses	(6,517)	(6,060)
Other assets	487	(49)
Accounts payable	(59,706)	(24,969)
Accrued liabilities - related parties	261,588	71,480
Accrued liabilities and deferred wages	77,443	260,090
Net Cash Provided By Operating Activities	$100,298	$11,498

Cash Flows Provided from Financing Activities
Proceeds from convertible note payable	25,000
Payments on related party note payable	(104,452)	(11,210)
Net Cash Provided by (Used in) Financing Activities	$(79,452)	$(11,210)

Net Increase In Cash	$20,846	$288
Cash, Beginning of Year	$5,015	$2,123
Cash, End of Year	$25,861	$2,411

Supplemental Cash Flow Information:
Interest paid	$-	$276
Supplemental Disclosure of Non-Cash Financing Activities:
Write off of derivative liability to additional paid-in capital	11,462	-
Debt discount due to derivative liabilities	38,722	-
N/P converted to common stock	15,000	-

See accompanying notes to unaudited consolidated financial statements.

Moller International, Inc.
Notes To Consolidated Financial Statements
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2013 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2013, and its results of operations and its cash flows for the three months ended September 30, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2013 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of September 30, 2013, MI had an accumulated deficit of $52,510,575 and a working capital deficit of $13,224,124.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – ACCRUED LIABILITIES – MAJORITY SHAREHOLDER

As of September 30, 2013, MI had outstanding accrued liabilities consisting of accrued rent and accrued interest to our majority shareholder totaling $6,044,164.

NOTE D – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the three months ended September 30, 2013 and 2012 MI made repayments on related party notes payable of $104,452 and $11,210 respectively.

Convertible Notes Payable & Derivative Liabilities

During the three months ended September 30, 2013 and 2012 MI received $25,000 and $0 related to convertible promissory notes.  The borrowing is due on August 7, 2014, carries an interest rate of 0% for 90 days, then increases to 12%, and is convertible into common stock at the lesser of $0.24 or 60% of the lowest trading price in the 25 trading days prior to conversion. In addition, during the three months ended September 30, 2013, a $15,000 promissory note was converted to 164,654 shares of MI common stock.

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

Derivative Liabilities
June 30, 2013	$492,461
Additions to derivatives	38,722
Write off of derivative liability to additional paid-in capital due to conversion of related notes payable	(11,462)
Change in fair value	(253,412)
September 30, 2013	$266,309

Discount amortization charged to interest expense during the three months ended September 30, 2013, totaled $31,577.

NOTE E – STOCK-BASED COMPENSATION

During the three months ended September 30, 2013, MI issued 357,590 shares of common stock for settlement of services and liabilities to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $76,933.

MI also issued 164,654 shares of commons stock in settlement of a $15,000 convertible promissory note.

NOTE F – FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2013 and June 30, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities- 9/30/2013	266,309	-	-	266,309
Derivative liabilities- 6/30/2013	492,461			492,461

NOTE G – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company issued a total of 29,541 shares of common stock valued at $3,447 in accordance with ongoing agreements for services to employees working with the Company.

Also, subsequent to September 30, 2013, the Company issued a total of 2,057,714 shares of common stock in settlement of $91,422 in convertible promissory notes and accrued interest.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2013 and September 30, 2012:

For the three-months ended September 30, 2013, we had a net loss of $28,328 or $0.00 loss per share as compared to a net loss of $404,518 or $0.01 loss per share for the same period of 2012.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

 As of September 30, 2013, MI had an accumulated deficit of $52,510,575 and a working capital deficit of $13,224,124.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

MOLLER INTERNATIONAL, INC.

Date: November 19, 2013	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board