Form 10-Q
period 2013-12-31
MOLLER INTERNATIONAL INC
filed 2014-02-21
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 20, 2014, there were 52,294,482 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	December 31, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash	$29,476	$5,015
Advances to employees	551	1,038
Prepaid Expenses	6,517	-
Total current assets	36,544	6,053

PROPERTY AND EQUIPMENT, net	7,246	7,846
	$43,790	$13,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$640,330	$701,798
Accrued liabilities	878,746	805,528
Accrued liabilities-majority shareholder	6,234,752	5,860,191
Notes payable-other	1,261,182	1,333,682
Note payable - majority shareholder	2,327,370	2,476,382
Convertible notes payable, net of discount of $53,569 and $46,575	277,089	234,805
Notes payable - minority shareholders	208,591	208,591
Derivative Liability	275,745	492,461
Deferred wages – employees	964,956	881,886
Customer deposits	384,767	387,767
Total current liabilities	13,453,528	13,383,091
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,229,868	1,073,080

Total liabilities	14,683,396	14,456,171

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 52,208,529 and 49,094,675 issued and outstanding respectively	38,541,504	38,039,975
Accumulated deficit	(53,181,110)	(52,482,247)
Total stockholders' deficit	(14,639,606)	(14,442,272)
	$43,790	$13,899

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
REVENUE
Other revenue	$3,732	$-	3,756	$-

OPERATING EXPENSES
Selling, general and administrative	142,349	159,115	275,850	312,206
Depreciation and Amortization Expense	367		600
Legal, Accounting, & Professional Fees	4,360		5,660
Research and Development	-		3,290
Rent expense to majority shareholder	132,652	91,252	120,001	121,304
Total expenses	279,728	250,367	405,401	433,510

Operating Loss	(275,996)	(250,367)	(401,645)	(433,510)

OTHER EXPENSE
Derivative gain (loss)	(201,203)	-	52,209	(38,776)
Interest expense	(115,438)	(37,098)	(196,641)	(141,856)
Interest expense- majority shareholder	(74,610)	(80,033)	(149,498)	(157,875)
Total other expense	(391,251)	(117,131)	(293,930)	(338,507)

NET INCOME (LOSS)	$(667,247)	$(367,498)	$(695,575)	$(772,017)

Loss per common share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Loss per common share, diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding - Basic	51,153,091	49,074,522	50,219,311	49,057,799
Weighted average common shares outstanding - Diluted	51,153,091	49,074,522	50,219,311	49,057,799

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	December 31	December 31
	2013	2012
Cash Flows From Operating Activities
Net loss	$(695,575)	$(772,017)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	600	466
Derivative (gain)/loss	(52,209)	38,776
Stock based compensation	34,630	19,255
Debt discount amortization	99,228	68,347
Change in assets and liabilities:
Prepaid expenses	(6,030)	(4,088)
Other assets	-	319
Accounts payable	(21,308)	(29,509)
Accrued liabilities - related parties	531,349	529,275
Accrued liabilities and deferred wages	153,288	158,739
Net Cash Provided By (Used in) Operating Activities	$43,973	$9,563

Cash Flows Provided from Financing Activities
Proceeds from convertible notes payable	129,500	-
Payments on related party note payable	(149,012)	(11,173)
Net Cash Provided by (Used in) Financing Activities	$(19,512)	$(11,173)

Net Increase (Decrease) In Cash	$24,461	$(1,610)
Cash, Beginning of Year	$5,015	$2,123
Cash, End of Year	$29,476	$513

Supplemental Cash Flow Information:
Interest paid	$1,715	$31,376
Supplemental Disclosure of Non-Cash Financing Activities:
Write off of derivative liability to additional paid-in capital	270,729	-
Shares issued as repayment customer deposit	-	772,017
N/P converted to common stock	147,222	-
Debt discount for derivative liability	106,222	-
Shares issued to settle accounts payable	47,538	-

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2013 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2013, and its results of operations and its cash flows for the six months ended September 30, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2013 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of December 31, 2013, MI had an accumulated deficit and a working capital deficit.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – ACCRUED LIABILITIES – MAJORITY SHAREHOLDER

As of December 31, 2013, MI had outstanding accrued liabilities consisting of accrued rent and accrued interest to our majority shareholder totaling $6,234,752.

NOTE D – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the six months ended December 31, 2013 and 2012 MI made repayments on related party notes payable of $149,012 and $11,173, respectively.

Convertible Notes Payable & Derivative Liabilities

During the six months ended December 31, 2013 and 2012 MI received $129,500 related to convertible promissory notes.  The borrowings are due nine to twelve months after issuance, carry an interest rate of 0% to 8% for 90 days, then increases to 12%, and is convertible into common stock at the lesser of $0.24 or 60% of the lowest trading price in the 25 trading days prior to conversion and for some instruments 53% and 58% of the average of the three lowest days in the ten trading days prior to conversion. During the six months ended December 31, 2013, promissory notes totaling $147,222 were converted to 2,651,874 shares of MI common stock.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that for the instruments immediately convertible, the embedded conversion features should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion features were measured at fair value at inception with the change in fair value recorded to earnings. Additionally, because there is no explicit limit to the number of shares to be issued upon conversion of the above instruments, the Company cannot determine if it will have sufficient authorized shares to settle all other share-settleable instruments, including the warrants granted above.  As a result, all other share-settable instruments have also been classified as liabilities.

Derivative Liabilities
June 30, 2013	$492,461
Additions to derivatives	106,222
Write off of derivative liability to additional paid-in capital due to conversion of related notes payable	(270,729)
Change in fair value	(52,209)
December 31, 2013	$275,745

Discount amortization charged to interest expense during the six months ended December 31, 2013, totaled $99,228.

NOTE E – STOCK-BASED COMPENSATION

During the six months ended December 31, 2013, MI issued 396,326 shares of common stock for settlement of services and liabilities to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $34,630 for the services and $47,538 for the accounts payable.

MI also issued 2,651,874 shares of commons stock in settlement of $147,222 convertible promissory notes.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities- 12/31/2013	275,745	-	-	275,745
Derivative liabilities – 6/30/2013	492,461			492,461

NOTE G – SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company issued a total of 40,104 shares of common stock and 3,356 shares of our subsidiary’s stock to convert a loan with a principal balance of $10,000.  Additionally 15,994 shares were issued for services.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2013 and December 31, 2012:

For the three-months ended December 31, 2013, we had a net loss of $667,247 or $0.01 loss per share as compared to a net loss of $367,498 or $0.01 loss per share for the same period of 2012.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2013 and December 31, 2012:

For the six-months ended December 31, 2013, we had a net loss of $695,575 or $0.01 loss per share as compared to a net loss of $772,017 or $0.02 loss per share for the same period of 2012.   The decreased loss primarily relates to Derivative Gain recognized in six months ended December 31, 2013.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of December 31, 2013, MI had an accumulated deficit of $53,181,110 and a working capital deficit of $13,416,984.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2013, although the Company has reviewed its internal controls relative to the Sarbanes-Oxley Act provisions and expects that there will be revisions to some of its existing processes and controls during the current fiscal year.

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

MOLLER INTERNATIONAL, INC.

Date: February 20, 2014	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board