Form 10-Q
period 2014-03-31
MOLLER INTERNATIONAL INC
filed 2014-05-20
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014, there were 52,981,964 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 Unaudited

	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS
Cash	$31,694	$5,015
Advances to employees	2,551	1,038
Prepaid Expenses	3,258	-
Total current assets	37,503	6,053

PROPERTY AND EQUIPMENT, net	6,880	7,846
	$44,383	$13,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$640,849	$701,798
Accrued liabilities	909,092	805,528
Accrued liabilities-majority shareholder	6,424,252	5,860,191
Notes payable-other	1,261,478	1,333,682
Note payable - majority shareholder	2,283,606	2,476,382
Convertible notes payable, net of discount of $79,518 and $46,575	326,140	234,805
Notes payable - minority shareholders	208,591	208,591
Derivative Liability	225,854	492,461
Deferred wages – employees	1,005,610	881,886
Customer deposits	409,389	387,767
Total current liabilities	13,694,861	13,383,091
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,278,960	1,073,080

Total liabilities	14,973,821	14,456,171

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 52,352,108 and 49,094,675 issued and outstanding respectively	38,559,123	38,039,975
Accumulated deficit	(53,488,561)	(52,482,247)
Total stockholders' deficit	(14,929,438)	(14,442,272)
	$44,383	$13,899

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
REVENUE
Other revenue	$-	$24	-	$126

OPERATING EXPENSES
Selling, general and administrative	117,963	131,742	393,813	443,585
Depreciation and Amortization Expense	366	232	966	698
Legal, Accounting, & Professional Fees	5,460		11,120
Research and Development	-		3,290
Rent expense to majority shareholder	132,651	108,794	252,652	230,098
Total expenses	256,440	240,768	661,841	674,381

Operating Loss	(256,440)	(240,744)	(661,841)	(674,255)

OTHER EXPENSE
Derivative gain (loss)	116,881	(114,928)	169,090	(153,704)
Interest expense	(92,735)	(43,118)	(289,376)	(184,974)
Interest expense- majority shareholder	(74,688)	(77,379)	(224,186)	(235,253)
Total other expense	(50,542)	(235,425)	(344,472)	(573,931)

NET INCOME (LOSS)	$(306,982)	$(476,169)	$(1,006,313)	$(1,248,186)

Loss per common share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Loss per common share, diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding - Basic	52,273,516	49,076,716	50,894,049	49,064,036
Weighted average common shares outstanding - Diluted	52,273,516	49,076,716	50,894,049	49,064,036

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	March 31	March 31
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,006,313)	$(1,248,186)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	966	698
Derivative (gain)/loss	(169,090)	153,704
Stock based compensation	123,739	19,256
Debt discount amortization	125,177	71,406
Change in assets and liabilities:
Prepaid expenses	(3,258)	(2,571)
Other assets	(1,513)	319
Accounts payable	(58,128)	(40,849)
Accrued liabilities - related parties	769,940	793,353
Accrued liabilities and deferred wages	245,935	228,149
Net Cash Provided By (Used in) Operating Activities	$27,455	$(24,721)

Cash Flows Provided from Financing Activities
Proceeds from convertible notes payable	192,000	-
Proceeds from notes payable		272,500
Additions on related party note payable		2,037
Payments on related party note payable	(192,776)	(212,500)
Net Cash Provided by (Used in) Financing Activities	$(776)	$62,037

Net Increase (Decrease) In Cash	$26,679	$37,316
Cash, Beginning of Year	$5,015	$2,123
Cash, End of Year	$31,694	$39,439

Supplemental Cash Flow Information:
Interest paid	$1,715	$2,217
Supplemental Disclosure of Non-Cash Financing Activities:
Write off of derivative liability to additional paid-in capital	272,739	-
Shares issued as repayment customer deposit	-	772,017
Note payable converted to common stock	147,222	-
Debt discount for derivative liability	175,222	99,454
Shares issued to settle accounts payable	47,538	-

See accompanying notes to unaudited consolidated financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2013 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of March 31, 2014, and its results of operations and its cash flows for the nine months ended March 31, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2013 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of March 31, 2014, MI had an accumulated deficit and a working capital deficit.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – ACCRUED LIABILITIES – MAJORITY SHAREHOLDER

As of March 31, 2014, MI had outstanding accrued liabilities consisting of accrued rent and accrued interest to our majority shareholder totaling $6,424,252.

NOTE D – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the nine months ended March 31, 2014 and 2013 MI made repayments on related party notes payable of $192,776 and $212,500, respectively.

Convertible Notes Payable & Derivative Liabilities

During the nine months ended March 31, 2014 and 2013 MI received $192,000 related to convertible promissory notes.  The borrowings are due nine to twelve months after issuance, carry an interest rate of 0% to 8% for 90 days, then increases to 12%, and is convertible into common stock at the lesser of $0.24 or 60% of the lowest trading price in the 25 trading days prior to conversion and for some instruments 53% and 58% of the average of the three lowest days in the ten trading days prior to conversion. During the nine months ended March 31, 2014, promissory notes totaling $147,222 were converted to 2,691,978 shares of MI common stock.

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

Derivative Liabilities
June 30, 2013	$492,461
Additions to derivatives	175,222
Write off of derivative liability to additional paid-in capital due to conversion of related notes payable	(272,739)
Change in fair value	(169,090)
March 31, 2014	$225,854

Discount amortization charged to interest expense during the nine months ended March 31, 2014, totaled $125,177.

NOTE E – STOCK-BASED COMPENSATION

During the nine months ended March 31, 2014, MI issued 499,836 shares of common stock for settlement of services and liabilities to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $92,973 for the services and $47,538 for the accounts payable.

MI also issued 2,691,978 shares of commons stock in settlement of $147,222 convertible promissory notes.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities – 3/31/2014	225,854	-	-	225,854
Derivative liabilities – 6/30/2013	492,461			492,461

NOTE G – SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company issued a total of 583,019 shares of common stock to convert loans with a principal balance of $32,500.  Additionally 46,838 shares were issued for services.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2014 and March 31, 2013:

For the three-months ended March 31, 2014, we had a net loss of $306,982 or $0.01 loss per share as compared to a net loss of $476,169 or $0.01 loss per share for the same period of 2013.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2014 and March 31, 2013:

For the nine-months ended March 31, 2014, we had a net loss of $1,006,313 or $0.02 loss per share as compared to a net loss of $1,248,186 or $0.03 loss per share for the same period of 2013.   The decreased loss primarily relates to Derivative Gain recognized in nine months ended March 31, 2014.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of March 31, 2014, MI had an accumulated deficit of $53,488,561 and a working capital deficit of $13,657,338.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

MOLLER INTERNATIONAL, INC.

Date: May 20, 2014	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board