Form 10-K
period 2014-06-30
MOLLER INTERNATIONAL INC
filed 2014-10-24
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2014 are $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $1,878,641 with a total of 23,483,009 shares owned by non-affiliates as of October 21, 2014 and the closing price of such common equity of $0.08 per share on the OTC Bulletin Board on such date.

As of October 21, 2014 the Company had 56,734,116 common shares issued and outstanding.

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

OUR PRODUCTS

We currently have no products that are ready to go to market.  In recent years we anticipated the arrival of sufficient capital to begin production of our M200-based products.  This has not occurred, but we continue to believe that the required capital will be obtained through the licensing Moller rotary engine technology. While it is not possible to predict the exact timing for the conclusion of talks we have underway, we remain confident that these talks will be fruitful and they will result in the Company obtaining the necessary initial funds to undertake the construction and preliminary testing of its M200-based products, and be sufficient to take us into initial, low rate of production for these products.  While the timing of this event is subject to the availability of funds we continue to anticipate that this will occur within the next 12-to-18 months.

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

Effective with this annual report for the fiscal year ended June 30, 2014, we have evaluated our internal control systems in order to allow our management to report on our internal controls.

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

MI’s loss is estimated at this time in the range of $350,000 to $400,000.  The Company has accrued $375,000 for June 30.2014, and 2013, respectively.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.06 to a high of $0.29 per share during this reporting period with an average trading volume of 59,1487 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2008 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2008 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2009 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2009 to 30 Jun 2009)	$0.18	$0.17
2009-Q3 (1 Jul 2009 to 30 Sep 2009)	$0.38	$0.15
2009-Q4 (1 Oct 2009 to 30 Dec 2009)	$0.31	$0.25
2010-Q1 (1 Jan 2010 to 31 Mar 2010)	$0.33	$0.21
2010-Q2 (1 Apr 2010 to 30 Jun 2010)	$0.30	$0.18
2010-Q3 (1 July 2010 to 30 Sep 2010)	$0.23	$015
2010-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.19	$0.11
2011-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.16	$0.11
2011-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.25	$0.10
2011-Q3 (1 July 2010 to 30 Sep 2010)	$0.38	$0.15
2011-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.30	$0.15
2012-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.30	$0.17
2012-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.20	$0.12
2012-Q3 (1 July 2012 to 30 Sep 2012)	$0.05	$0.13
2012-Q4 (1 Oct 2012 to 30 Dec 2012)	$0.05	$0.12
2013-Q1 (1 Jan 2013 to 31 Mar 2013)	$0.07	$0.49
2013-Q2 (1 Apr 2013 to 30 Jun 2013)	$0.18	$0.29
2013-Q3 (1 July 2013 to 30 Sep 2013)	$0.13	$0.26
2013-Q4 (1 Oct 2013 to 30 Dec 2014)	$0.10	$0.29
2014-Q1 (1 Jan 2014 to 31 Mar 2014)	$0.10	$0.15
2014-Q2 (1 Apr 2014 to 30 Jun 2014)	$0.06	$0.13

Shareholders of Record

As of October 21, 2014, there are 605 shareholders of record for common shares of Moller International.

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

Year Ended June 30, 2014

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

Fiscal 2014 compared to 2013

Results of operations for the 2014 fiscal year varied from 2013. We incurred net losses of $1,735,353 and $1,876,446 in fiscal 2014 and 2013 respectively.

Loss per share was ($0.03) and ($0.04) for the 2014 and 2013 fiscal years, respectively. We are currently conserving our cash by deferring many of our operating expenses including the reduction of Chief Executive compensation from $250,000 to $125,000, the deferral of certain executive salaries, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees and consultants of $34,275 and $21,087 in fiscal 2014 and 2013, respectively.

Our total expenses decreased to $799,253 in 2014 from $1,027,678 in 2013.  The decrease relates in large part to a decrease in compensation costs.  With the company continuing to conserve cash on hand, the company’s chief executive has reduced his salary from $250,000 to $125,000.  In addition, the company has decreased full-time staff and has reduced the hours worked for some part-time employees.

Going Concern

We have incurred net losses $1,735,535 and $1,876,446 for the years ended June 30, 2014 and 2013, respectively. In addition, at June 30, 2014, we have an accumulated deficit of $54,217,782 and a working capital deficit of $13,812,954. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Historically, the majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2014, a total of $2,188,947 is outstanding to Dr. Moller from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2014 is $4,016,545 and accrued interest on deferred rent is $2,598,923.

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

Stock Based Compensation

MI recognizes stock based compensation issued to employees and non-employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  MI estimates the fair market value of the awards issued to employees using a Black Scholes pricing model. The model is based on assumptions including (1) exercise price of $0.085; (2) volatility of its common stock of 212.85% (3) discount rate of 0.63% and (4) expected dividend of zero. Share issued for services are valued using the closing price of the common stock at the dates the services were provided or at grant date when the shares are fully vested and non-forfeitable. As a result of these assumptions, MI recognized total stock based compensation of $34,275 and $21,087 during the fiscal years ended June 30, 2014 and 2013, respectively.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. Based on our evaluations of the fair value of our intangible assets related to patents and based on that analysis, we did not record an impairment charge for 2014 or 2013.

Item 8. FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of
Moller International, Inc.
Davis, California

We have audited the accompanying balance sheets of Moller International, Inc. (the “Company”) as of June 30, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moller International, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
 Houston, Texas

October 22, 2014

MOLLER INTERNATIONAL, INC.
BALANCE SHEETS
AS OF JUNE 30,

	2014	2013
ASSETS
CURRENT ASSETS
Cash	$97,846	$5,015
Prepaid and other current assets	3,613	1,038
Total current assets	101,459	6,053

PROPERTY AND EQUIPMENT, net	7,076	7,846

Total assets	$108,535	$13,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$643,090	$701,798
Accrued liabilities	935,966	805,528
Accrued liabilities-majority shareholder	6,615,469	5,860,191
Notes payable-other	1,383,682	1,333,682
Note payable - majority shareholder	2,188,947	2,476,382
Convertible notes payable, net of discount of $123,640 and $46,575	213,240	234,805
Notes payable - minority shareholders	208,068	208,591
Derivative Liability	281,251	492,461
Deferred wages – employees	1,035,335	881,886
Deferred other income	24,598	-
Customer deposits	384,767	387,767
Total current liabilities	13,914,413	13,383,091
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,328,830	1,073,080

Total liabilities	15,243,243	14,456,171

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 54,876,990 and 49,094,675 issued and outstanding respectively	39,082,892	38,039,975
Accumulated deficit	(54,217,600)	(52,482,247)
Total stockholders' deficit	(15,134,708)	(14,442,272)
	$108,535	$13,899

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2014	2013
REVENUE
Other revenue	$-	$-

OPERATING EXPENSES
Selling, general and administrative	413,179	663,998
Rent expense to majority shareholder	385,304	362,750
Depreciation and amortization	770	930
Total expenses	799,253	1,027,678

Operating Loss	(799,253)	(1,027,678)

OTHER INCOME (EXPENSE)
Interest expense	(432,428)	(341,780)
Interest expense- majority shareholder	(301,373)	(311,863)
Derivative loss	(202,299)	(195,125)
Total other income (expense)	(936,100)	(848,768)

NET LOSS	$(1,735,353)	$(1,876,446)

Loss per common share - Basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding - Basic and diluted	51,542,291	48,933,070

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2012	48,990,896	$38,018,888	$(50,605,801)	$(12,586,913)

Shares issued for services	103,779	11,244	-	11,244
Common stock options issued for services	-	9,843	-	9,843
Net loss	-	-	(1,876,446)	(1,876,446)
Balance at June 30, 2013	49,094,675	$38,039,975	$(52,482,247)	$(14,442,272)

Shares issued for services	288,207	34,275	-	34,275
Shares issued for settlement of accounts payable	305,818	67,280	-	67,280
Reclassification of derivative liability to common stock	-	666,009	-	666,009
Common stock issued in conversion of notes payable and accrued interest	5,188,290	275,353	-	275,353
Net loss	-	-	(1,735,353)	(1,735,353)
Balance at June 30, 2014	54,876,990	$39,082,892	$(54,217,600)	$(15,134,708)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,735,353)	$(1,876,446)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	770	930
Bad debt expense	-	59,581
Derivative loss	202,299	195,125
Stock based compensation	34,275	21,087
Debt discount amortization	175,435	176,781
Change in assets and liabilities:
Prepaid expenses and other current assets	(2,575)	(1,038)
Other assets	-	(59,262)
Accounts payable	8,572	(26,733)
Accrued liabilities - majority shareholder	1,011,028	1,056,664
Deferred other income	24,598	-
Accrued liabilities and deferred wages- majority shareholder	306,740	314,995
Net Cash Provided By (Used in) Operating Activities	$25,789	$(138,316)

Cash Flows Provided from Financing Activities
Principal borrowings on convertible notes payable	375,000	402,500
Principal borrowing on debt – shareholder	-	35,037
Payments on note payable- majority shareholder	(287,958)	(296,329)
Payments on note payable- other	(20,000)	-
Net Cash Used in Financing Activities	$67,042	$141,208

Net Increase (Decrease) In Cash	$92,831	$2,892
Cash, Beginning of Year	$5,015	$2,123
Cash, End of Year	$97,846	$5,015

Supplemental Cash Flow Information:
Interest paid	$1,715	$-
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Financing Activities:
Discount on convertible notes payable from derivative liability	$252,500	$155,009
Accounts payable settled with common shares	67,280	-
Reclassification of derivative liability to common stock	666,009	-
Conversion of convertible notes payable and accrued interest to common stock	275,353	-

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

Long-Lived Assets

In accordance with the guidance in FASB ASC 360-10, Property, Plant and Equipment, we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. The guidance requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2014 and 2013, there were no impairments to our long-lived assets.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2014 and June 30, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2014

	Total	Level 1	Level 2	Level 3
Derivative Liabilities	$281,251	-	-	$281,251

June 30, 2013

	Total	Level 1	Level 2	Level 3
Derivative Liabilities	$492,461	-	-	$492,461

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

Because it is an affiliated entity, we offset our operating expense by the amounts invoiced to Freedom Motors.  In addition, because Freedom Motors is a startup company, and has not been in a position to pay our invoices in the normal course of business, collection is not reasonably assured until Freedom Motors actually makes the payment. As a result, the final criterion is met when we receive the payment for services. At that point, we record a reduction in expense equal to the collections.  Until collection is received we maintain a full allowance against any outstanding invoices. For years ended June 30, 2014 and 2013, total collections from Freedom Motors, which offset our operating expenses, amounted to $225,021 and $183,808, respectively.

The Company initiated a crowd funding campaign during the year ended June 30, 2014.  The proceeds from the campaign were $24,598.  Because some of the Company’s deliverables, including participation in a Skycar test flight, have not yet been delivered, the proceeds are  classified as Deferred other income at June 30, 2014.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2014, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 25,577,760.

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses $1,735,353 and $1,876,446 for the years ended June 30, 2014 and 2013, respectively. In addition, at June 30, 2014, we have an accumulated deficit of $54,217,600 and a working capital deficit of $13,812,954. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - Property and Equipment

Property and equipment consist of:

	June 30, 2014	June 30, 2013
Production and R&D Equipment	$317,496	$317,496
Computer equipment and software	399,985	399,985
Furniture and fixtures	75,650	75,650
Total property and equipment	793,131	793,131
Less accumulated depreciation	(786,055)	(785,285)

Total property and equipment, net	$7,076	$7,846

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2014 and 2013, we have received aggregate customer deposits of $384,767 and $387,767, respectively.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2014 and 2013, members of management and other employees have deferred $732,626 and $646,233, respectively, of wages along with accrued interest of $302,709 and $235,633 respectively. These amounts are reflected as deferred wages, which is reported as a component of current liabilities.

However, the President’s annual salary of $125,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. As of June 30, 2014 and 2013, a liability of $762,500 and $575,000, respectively, along with the accrued interest of $566,330 and $498,080, respectively, were recorded as a component of non-current liabilities.

NOTE F – NOTES PAYABLE AND DERIVATIVE LIABILITIES

Majority Shareholder

At June 30, 2014 and 2013, the outstanding debt owed to our majority shareholder totaled $2,188,947 and $2,476,382  respectively. This debt is evidenced by two notes, one of which is non-interest bearing. Interest is imputed at 10% on this non-interest bearing note. The stated interest rate on the other note is also 10%. Both notes are unsecured and payable upon demand. Aggregate accrued interest on these notes was $2,598,923 and $2,365,801 at June 30, 2014 and 2013, respectively.

During the 12 months ended June 30, 2014, the Company repaid $287,958 of majority shareholder notes. During the 12 months ended June 30, 2013, the Company borrowed $5,037 and repaid $296,329 of majority shareholder notes. The borrowings are unsecured, carry an interest rate of 10%, and are payable upon demand.

Minority Shareholder

At June 30, 2014 and 2013, the outstanding debt owed to minority shareholders totaled $208,068 and $208,591, respectively. The Company repaid $523 of these notes during fiscal year June 30,2014. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $125,522 and $104,868 at June 30, 2014 and 2013, respectively

During the 12 months ended June 30, 2013, the Company borrowed $30,000 of minority shareholder notes. The borrowing is unsecured, carries an interest rate of 10%, and was due on October 2, 2013.

Non-Related Party

At June 30, 2014 and 2013, the outstanding debt owed to other parties totaled $1,383,682 and $1,333,682, respectively. During the 12 months ended the Company repaid $20,000 of these debts.

During the 12 months ended June 30, 2013, the Company borrowed $352,500 of non-related party notes. The borrowings are unsecured, carry an interest rate of 6% to 10%, and are due on demand. 400,000 options and 60,000 warrants were issued to two note holders in consideration for the notes payable. A debt discount of $99,454 was recorded as a result of these option and warrant issuances. Two notes are convertible 180 days after the effective date of the note at 53%-58% of the lowest 3 prices during the last 10 days prior to the conversion date. These notes were not convertible as of June 30, 2013.

Convertible Notes Payable and Derivative Liability

At June 30, 2014 and 2013, the Company owes $213,240 and $234,805, respectively, related to convertible notes payable, net of unamortized debt discount of $123,640 and $46,575, respectively.  During the 12 months ended June 30, 2014 and 2013, the Company borrowed $375,000 and $50,000, respectively with convertible notes payable. The borrowings are unsecured, carry interest rates between  0%-11% for the first 90 days, then increases to 6%-12%, and mature from  May 2, 2014 through June 23, 2015. $160,000 of the borrowings during June 30, 2014 are convertible on the issuance date at the lesser of $0.24/share or 60% of the lowest trading price in the last 25 trading days prior to conversion. $129,000 of the borrowings during June 30, 2014 are convertible 180 days from the issuance date at 53% of the lowest three trading price in the last 10 days prior to conversion. $32,500 of the borrowings during June 30, 2014 are convertible 180 days from the issuance date at 55% of the lowest closing trade price in the last 20 days prior to conversion. $28,500 of the borrowings during June 30, 2014 are convertible on the date of issuance at 55% of the lowest closing trade price in the last 20 days prior to conversion. $25,000 of the borrowings during June 30, 2014 are convertible on the issuance date at the lesser of $0.125/share or 60% of the lowest trading price in the last 25 trading days prior to conversion. A debt discount of $252,500 and $155,009 was recorded as a result of this convertible note during the fiscal year end June 30, 2014 and 2013, respectively.  During the year ended June 30, 2014 and 2013, the Company amortized $175,435 and $176,781, respectively, of this discount to interest expense.

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as liabilities due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion features were measured at fair value at inception with the change in fair value recorded to earnings. Additionally, because there is no explicit limit to the number of shares to be issued upon conversion of the above instruments, the Company cannot determine if it will have sufficient authorized shares to settle all other share-settable instruments, including the warrants granted above.  As a result, all other share-settable instruments have also been classified as liabilities.

Derivative Liabilities
June 30, 2012	$142,327
Debt discount due to derivative liability	155,009
Loss on derivative liability over debt discount	23,826
Loss on change in fair value in derivative	171,299
June 30, 2013	$492,461
Addition of new conversion option derivative	252,500
Reclassification of derivative to common stock due to conversion of convertible note payable	(666,009)
Loss on change of fair value in derivative	202,299
June 30, 2014	$281,251

The fair value of the stock options granted during fiscal year June 30, 2014  were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.02 % to 0.91%, (2) exercise prices ranging from $0.012 to $0.25, (3) an estimated expected term ranging from 0.1 to 4 years, (4) no dividend rate and (5) computed volatility rates ranging from 101.94% to 268.85% on the underlying stock.

The fair value of the stock options granted fiscal year June 30, 2013  were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.11 % to 0.79%, (2) exercise prices ranging from $0.102 to $0.24, (3) an estimated expected term ranging from 0.07 to 4 years, (4) no dividend rate and (5) computed volatility rates ranging from 198.55% to 287.68% on the underlying stock.

NOTE G – STOCK BASED COMPENSATION

Shares of stock

During the year ended June 30, 2014, the Company issued 288,207 shares of common stock valued at $34,275 for services. In addition during the year ended June 30, 2014, the Company issued 5,188,290 shares of common stock in settlement of convertible promissory notes and accrued interest of $275,353 and 305,818 shares of common stock in settlement of $67,280 accounts payable.

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

During the years ended June 30, 2014 and 2013, we issued the following stock options:

Fiscal year 2014
·	The Company did not grant options during the fiscal year ended June 30, 2014. 7,097,740 options expired during the year ended June 30, 2014 and were forfeited.

Fiscal year 2013
·	100,000 options were granted to directors, the options vesting immediately, with an exercise price of $0.085 per share, and expire on November 29, 2017.

Compensation expense of $0 and $9,843 was recognized during the years ended June 30, 2014 and 2013, respectively. There were no unamortized compensation amounts at June 30, 2014 and 2013.

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

Option activity for the years ended June 30, 2014 and 2013 is as follows:

				Weighted
	Options	Range of Exercise Price	Total Vested	Average Exercise Price
Balance at June 30, 2012	32,097,740		32,097,740	$0.13

Granted	100,000	$0.085	100,000	$0.085
Exercised
Forfeited

Balance at June 30, 2013	32,197,740		32,197,740	$0.13

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(7,097,740)	$0.23	(7,097,740)	$0.23

Balance at June 30, 2014	25,100,000		25,100,00	$0.10

Additional option information for the year ended June 30, 2014, is as follows:

			Weighted
			Average
		Weighted	Remaining
Exercise		Average	Life in
Price Range	Outstanding	Exercise Price	Years	Exercisable
$0.10	25,000,000	$0.10	1.96	25,000,000
$0.085	100,000	$0.085	3.42	100,000
	25,100,000	$0.10		25,100,000

The outstanding options have a $500 and 4,119,512 intrinsic value at June 30, 2014 and 3013, respectively.

Warrants

The Company did not grant warrants during the fiscal year June 30, 2014. 20,000 warrants expired during the fiscal year June 30, 2014 and were forfeited.

For the year ended June 30, 2013, the Company issued 60,000 warrants with debt, respectively. See Note F Non-Related Party. These warrants had an exercise price between $.102 and $.24 and a term of 4 to 5 years.  The fair value of these warrants were estimated using the Black Scholes method based on assumptions including (1) risk free interest rates ranging from 0.24% to 0.28%, (2) exercise price ranging from $0.15 to $0.25, (3) an estimated expected term ranging from 2.03 to 2.23 years, (4) no dividend rate and (5) computed volatility rates ranging from 174.72% to 177.23% on the underlying stock.

Warrant activity for the years ended June 30, 2014 and 2013 is as follows:

		Weighted Average
	Warrants	Ex Price	Remaining Life
Balance at June 30, 2012	437,760	0.13	2.67

Granted	60,000	0.10	4.00
Exercised	-
Forfeited	-
Balance at June 30, 2013	497,760	$0.13	2.78

Granted	-	-	-
Exercised	-	-	-
Forfeited	(20,000)	$0.15	-

Balance at June 30, 2014	477,760	$0.13	1. 87

The outstanding warrants have a $1,560 and $58,728 intrinsic value at June 30, 2014 and 2013, respectively.

NOTE H – INCOME TAXES

At June 30, 2014, MI had $21,918,228 in federal net operating loss (NOL) carryforwards to offset future taxable income, resulting in a deferred tax asset of $7,671,380. MI also had $16,690,461 in state net operating loss (NOL) carryforwards to offset future state taxable income, resulting in a deferred tax asset of $1,475,437.

The combined federal and state deferred tax asset is $9,146,817.  In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $9,146,817 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative federal and state net operating losses are scheduled to expire through 2034.

NOTE I – COMMITMENTS AND CONTINGENCIES

Lease commitment

MI’s operations are housed in one 34,500 square foot building, which is leased from Dr. Moller. The term of the current lease, which expires June 30, 2019 requires monthly payments of $41,400 per month. MI remains liable for all property taxes and insurance on the leased property. The minimum rental commitment remaining on the leased property is $496,800 per year.  As of June 30, 2014 and  2013, unpaid rent for the above lease, including related interest, amounted to $4,016,546 and $3,494,390, respectively.

The office operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount
2015	496,800
2016	496,800
2017	496,800
2018	496,800
Thereafter	$248,400

Total	2,235,600

Rent expense charged to operations under this lease aggregated $496,800 and $496,800 for fiscal 2014 and 2013, respectively.

Moller International receives reimbursements for rent from Freedom Motors.  Total reimbursements received for the years ended June 30, 2014 and 2013 amounted to $111,496 and $167,857, respectively.

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

MI’s loss is estimated at this time in the range of $345,000 to $400,000. It is reasonably possible that these estimates may be significantly revised as the site investigation and other research and analysis proceeds.  As of June 30, 2014 and 2013, there is $345,000 of liabilities accrued related to this estimate, respectively.

NOTE J – SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2014:

a)	The Company has issued 43,343 shares of common stock to employees as payment to wages.

b)	The Company has issued 1,359,783 shares of common stock to convert $47,450 of convertible notes payable.

c)	The Company issued 4,000 shares of common stock and 4,000 common stock warrants at an exercise price of $0.12 to a consultant for services provided.

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

 Management’s report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to the Frank-Dodd Act of 2010, which eliminates the need for non-accelerated filers to have an attestation report from the Company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Act, for the year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	76	11/2012 - 12/2013	No
Faulkner White	62	11/2012 - 12/2013	No
Jim Toreson	71	11/2012 - 12/2013	No
Mike Shanley	64	11/2012 - 12/2013	No
Hugh Power	58	11/2012 - 12/2013	No

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

Name & Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Paul Moller, President	2014 2013 2012	$ $ $	250,000 250,000 250,000	(1) (1) (1)	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 927,239	(3)	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	250,000 250.000 1,177,239	(1) (1) (1)(3)
Faulkner White	2014 2013 2012	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Jim Toreson	2014 2013 2012	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Mike Shanley	2014 2013 2012	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Stephen Smith	2014 2013 2012	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Hugh Power	2014 2013 2012	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2014	2013
Audit and Quarterly Review Fees	$32,000	$32,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$32,000	$32,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.)	Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2011:

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

Date: 10/22/2014	By:	/s/ Dr. Paul S. Moller
President, Director

 Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	10/22/2014

/s/ Faulkner White	Director	10/22/2014

/s/ Jim Toreson	Director	10/22/2014

/s/ Mike Shanley	Director	10/22/2014

/s/ Hugh Power	Director	10/22/2014