Form 10-Q
period 2014-09-30
MOLLER INTERNATIONAL INC
filed 2014-11-25
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 57,663,843 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
BALANCE SHEETS
 Unaudited

	September 30, 2014		June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$		$97,846
Prepaid and other current assets		1,851	3,613
Total current assets		1,851	101,459

PROPERTY AND EQUIPMENT, net		8,053	7,076

Total assets		$9,904	$108,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade		$638,514	$643,090
Accrued liabilities		969,376	935,966
Accrued liabilities-majority shareholder		6,795,034	6,615,469
Notes payable-other		1,354,182	1,383,682
Note payable - majority shareholder		2,139,918	2,188,947
Convertible notes payable, net of discount of $177,534 and $123,640		254,771	213,240
Notes payable - minority shareholders		207,709	208,068
Derivative Liability		290,443	281,251
Deferred wages – employees		1,051,671	1,035,335
Deferred other income		24,598	24,598
Customer deposits		384,767	384,767
Total current liabilities		14,110,983	13,914,413
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder		1,379,480	1,328,830

Total liabilities		15,490,463	15,243,243

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 56,262,767 and 54,876,990 issued and outstanding respectively		39,207,306	39,082,892
Accumulated deficit		(54,687,865)	(54,217,600)
Total stockholders' deficit		(15,480,559)	(15,134,708)
		$9,904	$108,535

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	September 30, 2014	September 30, 2013
REVENUE
Other revenue	$-	$-

OPERATING EXPENSES
Selling, general and administrative	177,211	125,416
Rent expense to majority shareholder	132,652	-
Depreciation and amortization	144	233
Total expenses	310,007	125,649

Operating Loss	(310,007)	(125,649)

OTHER INCOME (EXPENSE)
Interest expense	(102,048)	(81,203)
Interest expense- majority shareholder	(76,313)	(74,888)
Derivative (loss) income	18,103	253,412
Total other income (expense)	(160,258)	97,321

NET LOSS	$(470,265)	$(28,328)

Loss per common share - Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	54,675,829	48,751,811

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	September 30,	September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(470,265)	$(28,328)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	144	233
Derivative (gain)/loss	(18,103)	(253,412)
Stock based compensation	2,460	76,933
Debt discount amortization	46,280	31,577
Change in assets and liabilities:
Prepaid expenses	1,761	(6,517)
Other assets		487
Accounts payable	(4,576)	(59,706)
Accrued liabilities - related parties	230,215	261,588
Accrued liabilities and deferred wages	49,746	77,443
Net Cash Provided By (Used in) Operating Activities	$(162,338)	$100,298

Cash Flows Provided from Investing Activities
Purchase of Fixed Assets	(1,120)	-
Net Cash Provided by (Used in) Investing Activities	(1,120)	-

Cash Flows Provided from Financing Activities
Proceeds from convertible notes payable	115,000	25,000
Payment on note payable	(359)	-
Payments on related party note payable	(49,029)	(104,452)
Net Cash Provided by (Used in) Financing Activities	$65,612	$(79,452)

Net Increase (Decrease) In Cash	$(97,846)	$20,846
Cash, Beginning of Year	$97,846	$5,015
Cash, End of Year	$-	$25,861

Supplemental Cash Flow Information:
Interest paid	$-	$2,217
Supplemental Disclosure of Non-Cash Financing Activities:
Reclass of derivative liability to additional paid-in capital	72,879	11,462
Note payable converted to common stock	49,075	15,000
Debt discount for derivative liability	100,174	38,722

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2014 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of September 30, 2014, and its results of operations and its cash flows for the three months ended September 30, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2014 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of September 30, 2014, MI had an accumulated deficit and a working capital deficit.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – ACCRUED LIABILITIES – MAJORITY SHAREHOLDER

We lease our facility from our majority shareholder.  Rent expense to our majority shareholder was $132,652 during the three months ended September 30, 2014.  During the three months ended September 30, 2013 our rent expense was completely offset by billings to our affiliate, Freedom Motors and as a result our expense was $0.

As of September 30, 2014, MI had outstanding accrued liabilities consisting of accrued rent and accrued interest to our majority shareholder totaling $6,795,034.

NOTE D – NOTES PAYABLE & DERIVATIVE LIABILITIES

Majority Shareholder
During the three months ended September 30, 2014 and 2013 the Company made repayments on majority shareholder notes payable of $49,029 and $104,452, respectively. The total debt outstanding to majority shareholder at September 30, 2014 is $2,139,918. The debt is unsecured, payable upon demand and bears an annual interest rate of 10%.

Minority Shareholder
During the three months ended September 30, 2014 and 2013 MI made repayments on related party notes payable of $359 and $0, respectively. The total due to minority shareholder at September 30, 2014 is $207,709. The debt is unsecured, payable upon demand and bears an annual interest rate of 10%.

Non-Related Party

Convertible Notes Payable & Derivative Liabilities
During the three months ended September 30, 2014 and 2013 MI received $115,000 and $25,000 related to convertible promissory notes.  The borrowings are due nine to twelve months after issuance, carry an interest rate of 0% to 8% for 90 days, then increases to 12%, and is convertible into common stock at the lesser of $0.24 or 60% of the lowest trading price in the 25 trading days prior to conversion and for some instruments 53% and 58% of the average of the three lowest days in the ten trading days prior to conversion. A debt discount of $100,174 was recorded as a result of these convertible notes during the three months ended September 30, 2014. A total of $46,280 of the debt discount was amortized during the period to interest expense. During the three months ended September 30, 2014, promissory notes totaling $49,075 were converted to 1,359,783 shares of MI common stock as a result $72,879 of the derivative liability was reclassed to additional paid in capital. The change in fair value of the derivative liability at September 30, 2014 is $18,103 and is recorded as derivative income.

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

Derivative Liabilities
June 30, 2014	$281,251
Debt discount due to derivative liability	100,174
Reclass of derivative liability to additional paid-in capital due to conversion of related notes payable	(72,879)
Change in fair value	(18,103)
September 30, 2014	$290,443

NOTE E – STOCK-BASED COMPENSATION

During the three months ended September 30, 2014, MI issued 25,994 shares of common stock for settlement of services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $2,460.

MI also issued 1,359,783 shares of commons stock in settlement of $49,075 convertible promissory notes.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities – 6/30/2014	281,251	-	-	281,251
Derivative liabilities – 9/30/2014	290,443			290,443

NOTE G – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued a total of 1,379,727 shares of common stock to convert loans with a principal and interest balance of $47,684.  Additionally 21,349 shares were issued for services.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2014 and September 30, 2013:

For the three-months ended September 30, 2014, we had a net loss of $470,265 or $0.01 loss per share as compared to a net loss of $28,328 or $0.00 loss per share for the same period of 2013.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of September 30, 2014, MI had an accumulated deficit of $54,687,865 and a working capital deficit of $14,109,132.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the company’s internal controls over Financial Reporting since the year ended June 30, 2014, although the Company has reviewed its internal controls relative to the Sarbanes-Oxley Act provisions and expects that there will be revisions to some of its existing processes and controls during the current fiscal year.

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

MOLLER INTERNATIONAL, INC.

Date: November 24, 2014	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board