Form 10-Q
period 2014-12-31
MOLLER INTERNATIONAL INC
filed 2015-02-23
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 19, 2015, there were 69,379,796 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
BALANCE SHEETS
 Unaudited

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$16,345	$97,846
Prepaid and other current assets	29,101	3,613
Total current assets	45,446	101,459

PROPERTY AND EQUIPMENT, net	7,968	7,076

Total assets	$53,414	$108,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$661,424	$643,090
Accrued liabilities	998,324	935,966
Accrued liabilities-majority shareholder	6,974,686	6,615,469
Notes payable-other	1,383,682	1,383,682
Note payable - majority shareholder	2,133,198	2,188,947
Convertible notes payable, net of discount of $213,981 and $123,640	144,327	213,240
Notes payable - minority shareholders	201,786	208,068
Derivative liability	317,290	281,251
Deferred wages – employees	1,038,828	1,035,335
Deferred other income	24,598	24,598
Customer deposits	384,767	384,767
Total current liabilities	14,262,910	13,914,413
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,430,730	1,328,830

Total liabilities	15,693,640	15,243,243

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 65,155,058 and 54,876,990 issued and outstanding respectively	39,724,659	39,082,892
Accumulated deficit	(55,364,885)	(54,217,600)
Total stockholders' deficit	(15,640,226)	(15,134,708)
	$53,414	$108,535

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
REVENUE
Other revenue	$-	$3,732	$-	$3,756

OPERATING EXPENSES
Selling, general and administrative	112,958	142,349	290,169	275,850
Rent expense to majority shareholder	132,652	132,652	265,304	120,001
Legal, accounting, & professional fees	14,208	4,360	14,208	5,660
Research and development				3,290
Depreciation and amortization	85	367	229	600
Total expenses	(259,903)	(279,728)	(569,910)	(405,401)

Operating loss	(259,903)	(275,996)	(569,910)	(401,645)

OTHER INCOME (EXPENSE)
Interest expense	(152,262)	(115,438)	(254,310)	(196,641)
Interest expense- majority shareholder	(77,000)	(74,610)	(153,313)	(149,498)
Derivative (loss) income	(187,855)	(201,203)	(169,752)	52,209
Total other income (expense)	(417,117)	(391,251)	(577,375)	(293,930)

NET LOSS	$(677,020)	(667,247)	$(1,147,285)	$(695,575)

Loss per common share - Basic and diluted	$(0.01)	(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	59,514,263	51,153,091	57,400,675	50,219,311

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	December 31,	December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,147,285)	$(695,575)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	228	600
Derivative (gain)/loss	169,752	(52,209)
Stock based compensation	7,174	34,630
Debt discount amortization	156,583	99,228
Change in assets and liabilities:
Prepaid expenses	2,262	(6,030)
Other assets
Accounts payable	18,334	(21,308)
Accrued liabilities - related parties	461,117	531,349
Accrued liabilities and deferred wages	60,485	153,288
Net Cash Provided By (Used in) Operating Activities	$(271,350)	$43,973

Cash Flows Provided from Investing Activities
Purchase of Fixed Assets	(1,120)	-
Net Cash Used in Investing Activities	(1,120)	-

Cash Flows Provided from Financing Activities
Proceeds from convertible notes payable	280,750	129,500
Borrowings on note payable	1,998
Payment on note payable	(8,280)	-
Deferred financing costs	(27,750)
Net payments on related party note payable	(55,749)	(149,012)
Net Cash Provided by (Used in) Financing Activities	$190,969	$(19,512)

Net Increase (Decrease) In Cash	$(81,501)	$24,461
Cash, Beginning of Six Months	$97,846	$5,015
Cash, End of Six Months	$16,345	$29,476

Supplemental Cash Flow Information:
Interest paid	$11,485	$1,715
Supplemental Disclosure of Non-Cash Financing Activities:
Write off of derivative liability to additional paid-in capital	380,637	270,729
Note payable and accrued interest converted to common stock	253,956	147,222
Shares issued to settle accounts payable		47,538
Debt discount for derivative liability	246,924	106,222

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2014 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of December 31, 2014, and its results of operations and its cash flows for the six months ended December 31, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2014 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of December 31, 2014, MI had an accumulated deficit and a working capital deficit.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – ACCRUED LIABILITIES – MAJORITY SHAREHOLDER

We lease our facility from our majority shareholder.  Rent expense to our majority shareholder was $265,304 during the six months ended December 31, 2014.  During the six months ended December 31, 2013 our rent expense was $120,001.

As of December 31, 2014, MI had outstanding accrued liabilities consisting of accrued rent, deferred wages and accrued interest to our majority shareholder totaling $6,974,686.

NOTE D – NOTES PAYABLE & DERIVATIVE LIABILITIES

Majority Shareholder
During the six months ended December 31, 2014 and 2013 the Company made repayments on majority shareholder notes payable of $55,749, and $149,012, respectively. The total debt outstanding to majority shareholder at December 31, 2014 is $2,133,198. The debt is unsecured, payable upon demand and bears an annual interest rate of 10%.

Minority Shareholder
During the six months ended December 31, 2014 and 2013 MI made net repayments on related party notes payable of $6,282 and $0. The total due to minority shareholders at December 31, 2014 is $201,786. The debt is unsecured, payable upon demand and bears an annual interest rate of 10%.

Convertible Notes Payable & Derivative Liabilities
During the six months ended December 31, 2014 and 2013 MI received $280,750 and $129,500 related to convertible promissory notes.  The borrowings are due nine to twelve months after issuance, carry an interest rate of 0% to 8% for 90 days, then increases to 12%, and is convertible into common stock at the lesser of $0.24 or 60% of the lowest trading price in the 25 trading days prior to conversion and for some instruments 53% and 58% of the average of the three lowest days in the ten trading days prior to conversion. A debt discount of $246,924 was recorded as a result of these convertible notes during the six months ended December 31, 2014. A total of $156,583 of the debt discount was amortized during the period to interest expense. During the six months ended December 31, 2014, promissory notes totaling $253,956 were converted to 10,204,866 shares of MI common stock as a result $380,637 of the derivative liability was reclassed to additional paid in capital. The change in fair value of the derivative liability at December 31, 2014 is $169,752 and is recorded as derivative loss.

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

Derivative Liabilities
June 30, 2014	$281,251
Debt discount due to derivative liability	246,924
Reclass of derivative liability to additional paid-in capital due to conversion of related notes payable	(380,637)
Change in fair value	169,752
December 31, 2014	$317,290

NOTE E – STOCK-BASED COMPENSATION

During the six months ended December 31, 2014, MI issued 73,202 shares of common stock for settlement of services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $7,174.

MI also issued 10,204,866 shares of commons stock in settlement of $253,956 convertible promissory notes and interest.

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

NOTE F – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2014 and June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities – 6/30/2014	281,251	-	-	281,251
Derivative liabilities – 12/31/2014	317,290			317,290

NOTE G – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company issued a total of 4,200,000 shares of common stock to convert loans with a principal and interest balance of $42,000.  Additionally 24,738 shares were issued for services.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2014 and December 31, 2013:

For the three-months ended December 31, 2014, we had a net loss of $677,020 or $0.01 loss per share as compared to a net loss of $667,247 or $0.01 loss per share for the same period of 2013.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Six months Ended December 31, 2014 and December 31, 2013:

For the six-months ended December 31, 2014, we had a net loss of $1,147,285 or $0.02 loss per share as compared to a net loss of $695,575 or $0.01 loss per share for the same period of 2013.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of December 31, 2014, MI had an accumulated deficit of $55,364,885 and a working capital deficit of $14,217,464.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

None

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

MOLLER INTERNATIONAL, INC.

Date: February 23, 2015	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board