Form 10-Q
period 2015-03-31
MOLLER INTERNATIONAL INC
filed 2015-06-03
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 20, 2015, there were 94,890,593 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MOLLER INTERNATIONAL, INC.
BALANCE SHEETS
 Unaudited

	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$13,344	$97,846

Prepaid and other current assets	27,750	3,613
Total current assets	41,094	101,459

PROPERTY AND EQUIPMENT, net	7,968	7,076
Total assets	$49,062	$108,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$660,472	$643,090
Due to related party	303,469	-
Accrued liabilities	685,267	590,966
Accrued liabilities-majority shareholder	7,164,338	6,615,469
Notes payable-other	1,324,399	1,383,682
Note payable - majority shareholder	1,793,198	2,188,947
Convertible notes payable, net of discount of $168,290 and $123,640	218,633	213,240
Judgement liability	287,541	345,000
Notes payable - minority shareholders	208,603	208,068
Derivative Liability	981,863	281,251
Deferred wages – employees	1,013,551	1,035,335
Deferred other income	24,598	24,598
Customer deposits	384,767	384,767
Total current liabilities	15,050,699	13,914,413
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,481,980	1,328,830

Total liabilities	16,532,679	15,243,243

DEFICIT IN STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 86,693,061 and 54,876,990 issued and outstanding respectively	40,114,379	39,082,892
Accumulated deficit	(56,597,996)	(54,217,600)
Total stockholders' deficit	(16,483,617)	(15,134,708)
	$49,062	$108,535

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

OPERATING EXPENSES
Selling, general and administrative	$38,578	$117,963	$328,747	$393,813
Depreciation and Amortization Expense	-	366	229	966
Legal, Accounting, & Professional Fees	27,635	5,460	41,843	11,120
Research and Development	-	-	-	3,290
Rent expense to majority shareholder	103,277	132,651	368,581	252,652
Total expenses	169,490	256,440	739,400	661,841

Operating Loss	(169,490)	(256,440)	(739,400)	(661,841)

OTHER EXPENSE
Derivative gain (loss)	(806,137)	116,881	(975,889)	169,090
Interest expense	(225,576)	(92,735)	(479,886)	(289,376)
Interest expense- majority shareholder	(77,000)	(74,688)	(230,313)	(224,186)
Total other expense	(1,108,713)	(50,542)	(1,686,088)	(344,472)
OTHER INCOME
Other income	$45,092	$-	$45,092	$-
Total other income	45,092	-	45,092	-
NET LOSS	$(1,233,111)	$(306,982)	$(2,380,396)	$(1,006,313)

Loss per common share, basic	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Loss per common share, diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average common shares outstanding - Basic	72,499,198	52,273,516	62,304,290	50,894,049
Weighted average common shares outstanding - Diluted	72,499,198	52,273,516	62,304,290	50,894,049

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	March 31	March 31
	2015	2014
Cash Flows From Operating Activities
Net loss	$(2,380,396)	$(1,006,313)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	229	966
Derivative (gain)/loss	975,889	(169,090)
Stock based compensation	7,792	123,739
Debt discount amortization	290,491	125,177
Change in assets and liabilities:
Prepaid expenses	-	(3,258)
Other assets	3,613	(1,513)
Accounts payable	17,382	(58,128)
Accrued liabilities – majority shareholder	702,019	769,940

Accrued liabilities and deferred wages	17,190	245,935
Net Cash Provided By (Used in) Operating Activities	$(365,791)	$27,455

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(1,121)	-
Cash Used in Investing Activities	(1,121)	-

Cash Flows Provided from Financing Activities
Advance from related party	303,469	-
Borrowings on debt – minority shareholders	10,813	-
Proceeds from convertible notes payable	-	192,000
Deferred financing costs	(27,750)	-
Additions on third party notes	401,905	-
Payments on debt – minority shareholders	(10,278)	-
Payments on related party note payable	(395,749)	(192,776)
Net Cash Provided by (Used in) Financing Activities	$282,410	$(776)

Net Increase (Decrease) In Cash	$(84,502)	$26,679
Cash, Beginning of Year	$97,846	$5,015
Cash, End of Year	$13,344	$31,694

Supplemental Cash Flow Information:
Interest paid	$21,938	$1,715
Supplemental Disclosure of Non-Cash Financing Activities:
Write off of derivative liability to additional paid-in capital	607,917	272,739
Note payable converted to common stock	415,778	147,222
Debt discount for derivative liability	332,641	175,222
Shares issued to settle accounts payable	-	47,538

See accompanying notes to unaudited financial statements.

MOLLER INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Unaudited

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Moller International, Inc. (“MI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended June 30, 2014 filed on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present MI’s financial position as of March 31, 2015, and its results of operations and its cash flows for the nine months ended March 31, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2014 as reported in the 10-K have been omitted.

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

NOTE B – GOING CONCERN

As of March 31, 2015, MI had an accumulated deficit and a working capital deficit.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C – ACCRUED LIABILITIES – MAJORITY SHAREHOLDER

As of March 31, 2015, MI had outstanding accrued liabilities consisting of accrued rent and accrued interest to our majority shareholder totaling $7,164,338.

NOTE D – NOTES PAYABLE & DERIVATIVE LIABILITIES

Notes Payable

During the nine months ended March 31, 2015 and 2014 MI made repayments on related party notes payable of $395,749 and $192,776, respectively.

Due to Related Party

The liability, Due to Related Party, is a due on demand promissory note from Freedom Motors, Inc. a corporation that Paul Moller, the majority shareholder of MI owns the majority of the outstanding common stock.  During the quarter ended March 31, 2015 MI received $303,469 in advances from Freedom Motors, Inc.

Judgement Liability

The liability, Judgement Liability, is related to a legal settlement that was recorded as a note payable in the three months ended March 31, 2015. The estimated liability related to this judgement was previously included, in the amount of $345,000, in accrued liabilities in prior quarters.  MI agreed to pay the judgement principal ($300,000) in monthly installments of ($5,000), plus interest.

In the three months ended March 31, 2015 the agreed upon principal was reclassified as a long term note payable and a gain in the amount of $45,000, representing the difference between the estimated liability and the agreed upon judgement principal, was recognized as other income.

During the three months ended March 31, 2015 MI made repayments of $12,459.

Convertible Notes Payable & Derivative Liabilities

During the nine months ended March 31, 2015 and 2014 MI received $401,905 related to convertible promissory notes.  The borrowings are due nine to twelve months after issuance, carry an interest rate of 0% to 8% for 90 days, then increases to 12%, and is convertible into common stock at the lesser of $0.24 or 60% of the lowest trading price in the 25 trading days prior to conversion and for some instruments 53% and 58% of the average of the three lowest days in the ten trading days prior to conversion. During the nine months ended March 31, 2015, promissory notes totaling $415,778 were converted to 31,718,131 shares of MI common stock.

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

Derivative Liabilities
June 30, 2014	$281,251
Debt discount due to derivative liability	332,641
Write off of derivative liability to additional paid-in capital due to conversion of related notes payable	(607,917)
Change in fair value	975,888
March 31, 2015	$981,863

Discount amortization charged to interest expense during the nine months ended March 31, 2015, totaled $290,491.

NOTE E – STOCK-BASED COMPENSATION

During the nine months ended March 31, 2015, MI issued 97,940 shares of common stock for settlement of services to outside consultants and certain employees.  We valued these shares at the fair market value on the dates of issuance of $7,792.

MI also issued 31,718,131 shares of commons stock in settlement of $415,778 convertible promissory notes.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2013 and June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liabilities – 6/30/2014	281,251			281,251
Derivative liabilities – 3/31/2015	981,863			981,863

NOTE G – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company issued a total of 8,197,532 shares of common stock to convert loans with a principal balance of $24,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2015 and March 31, 2014:

For the three-months ended March 31, 2015, we had a net loss of $1,233,111 or $0.02 loss per share as compared to a net loss of $306,982 or $0.01 loss per share for the same period of 2014.   We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Nine months Ended March 31, 2015 and March 31, 2014:

For the nine-months ended March 31, 2015, we had a net loss of $2,380,396 or $0.04 loss per share as compared to a net loss of $1,006,313 or $0.02 loss per share for the same period of 2014.   The decreased loss primarily relates to Derivative Gain recognized in nine months ended March 31, 2015.  We continue to pursue the development activities on the Skycar, Rotapower engine project, primarily in the areas of its flight control system (FCS) and the performance advantages of introducing a hybrid approach to generating the high power required to take off and land. Although there is no assurance that this vehicle will meet with success in the market place, the Company is actively seeking support for the program and, if found, may choose to move into the production of these vehicles.

Going Concern and Liquidity

As of March 31, 2015, MI had an accumulated deficit of $56,597,996 and a working capital deficit of $15,009,605.  In addition, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. These conditions raise substantial doubt as to our ability to continue as a going concern. Historically, funding was provided by certain shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions.  There is no assurance that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

MOLLER INTERNATIONAL, INC.

Date: June 3, 2015	By:	/s/ Paul S. Moller
Paul S. Moller, Ph.D.
President, CEO, Chairman of the Board