Form 10-K
period 2015-06-30
MOLLER INTERNATIONAL INC
filed 2015-12-16
CIK 871344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

The issuer’s revenues for its most recent fiscal year ended June 30, 2015 are $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $4,093,589 with a total of 68,226,491 shares owned by non-affiliates as of June 30, 2015 and the closing price of such common equity of $0.06 per share on the OTC Bulletin Board on such date.

As of December 15, 2015 the Company had 118,487,284 common shares issued and outstanding.

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

The M200X, a vehicle that was developed in the 1970s and demonstrated in approximately 150 manned flights up until the early 1990s, is now being readied for market. Funding constraints have forced us to reduce the number of vehicles being worked on this calendar year and reschedule completion into next year’s adjusted goal of 6 units.  In addition the Company continues to move forward with other designs and has two new concepts for aircraft designated as “Light Sport” or “LS” series VTOL aircraft.  We now anticipate that the M200-based products, now referred to as the “Neuera” (pronounced “new era”), and these LS series aircraft will be the first vehicles that the company brings to market.

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

Regulation of Aerobots and Engine
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

We began test flying the pre-production model of the M400 in late 2002. The aircraft was flown tethered so we could test and de-bug the stabilization and control electronics. These flight tests first explored systems functions in the safest portions of the flight envelope then expanded the envelope. We expect the entire test program, involving many hours of powered tests on the ground and in tethered flight, and several hundred hours of free flight tests, to extend until we achieve FAA “Experimental” certification, hopefully within the next 6 months. However, this forecast is based upon the assumptions that (a) the Company will succeed in raising sufficient capital to cover the costs of flight testing, (b) a number of remaining engineering problems will be resolved through further development, and (c) that the FAA will establish certification criteria for the Skycar that are within our technical capabilities. All of these assumptions remain highly uncertain as of the date of filing of this annual report.

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

MANUFACTURING

Skycars®

We believe that the long-term success of any aircraft manufacturer is dependent on the quality of the vehicle produced. The quality of both the design and manufacturing processes is important. Moller expects to purchase or contract out the major Skycar® components that require capital intensive equipment, subject to Moller’s rigid specifications and stringent quality assurances and testing requirements. We expect that some components and parts will be finish-machined in Moller' s facilities when they have proprietary technological content, require special finishing, or are small custom parts with little tooling required. Moller plans to perform quality control, assembly and final test work at its own facilities. During 2015 and 2016 any manufacturing work will necessarily be executed using low volume techniques. Special tooling and manufacturing processes are expected to be developed for higher volume production in the future.

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

EMPLOYEES

We currently have 2 full-time management and executive management personnel, 3 full-time engineers, 1 full-time machinist and 3 part-time employees. We have no specific plans for a significant increase or decrease in the number of our employees. Future staffing needs will depend in large part on any partnering or out-sourcing arrangements we may make for manufacturing of components and sub-systems.

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

Effective with this annual report for the fiscal year ended June 30, 2015, we have evaluated our internal control systems in order to allow our management to report on our internal controls.

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

Item 2. PROPERTY

We currently lease and occupy a portion of a 34,500 square foot building located in Davis, California, which is owned by Sierra Railroad Company.  This building was previously owned by Dr. Paul S. Moller, the majority shareholder of Moller International (see Note I to the financial statements)

Item 3. LEGAL PROCEEDINGS

Moller International (MI) was named as a defendant in a lawsuit pending in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleges that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The Company denied these allegations in its Answer.  A number of the claims and cross-claims filed in this lawsuit have been settled, while for the remaining claims and cross-claims the parties have reached settlement and are in the process of finalizing the settlement agreement documents.

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

The Company had accrued $345,000 for June 30.2014 as a liability related to this.  In the year ended June 30, 2015 there was a judgment agreement that MI would pay the judgment principal ($300,000) in monthly installments of ($5,000), plus interest. As of June 30, 2015 the judgment payable has a balance of $277,541, including $42,846 due within a year.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moller International common stock is being publicly traded on the OTC-BB stock market. According to NASDAQ Financial data, the average adjusted closing price has ranged from a low of $0.01 to a high of $0.12 per share during this reporting period with an average trading volume of 555,432 shares per trading day.

The following table is a summary of Moller International stock performance by calendar quarter since being listed by the OTC market in August 2002.

	High	Low
2002-Q3 (28 Aug to 30 Sep 2002)	$7.50	$4.15
2002-Q4 (1 Oct 2002 to 31 Dec, 2002)	$6.50	$2.00
2003-Q1 (1 Jan 2003 to 31 Mar 2003)	$2.20	$0.70
2003-Q2 (1 Apr 2003 to 27 Jun 2003)	$1.00	$0.34
2003-Q3 (1 Jul 2003 to 30 Sep 2003)	$0.90	$0.50
2003-Q4 (1 Oct 2003 to 30 Dec 2003)	$2.30	$0.65
2004-Q1 (1 Jan 2004 to 31 Mar 2004)	$1.50	$0.95
2004-Q2 (1 Apr 2004 to 30 Jun 2004)	$1.45	$1.30
2004-Q3 (1 July 2004 to 30 Sep 2004)	$2.12	$0.95
2004-Q4 (1 Oct 2004 to 31 Dec 2004)	$1.50	$1.25
2005-Q1 (1 Jan 2005 to 31 Mar 2005)	$1.30	$0.78
2005-Q2 (1 Apr 2005 to 30 Jun 2005)	$1.20	$0.82
2005-Q3 (1 July 2005 to 30 Sep 2005)	$1.15	$0.93
2005-Q4 (1 Oct 2005 to 30 Dec 2005)	$1.40	$0.60
2006-Q1 (1 Jan 2006 to 31 Mar 2006)	$1.01	$0.75
2006-Q2 (1 Apr 2006 to 30 Jun 2006)	$1.00	$0.53
2006-Q3 (1 Jul 2006 to 30 Sep 2006)	$0.75	$0.38
2006-Q4 (1 Oct 2006 to 31 Dec 2006)	$0.65	$0.32
2007-Q1 (1 Jan 2007 to 31 Mar 2007)	$0.48	$0.31
2007-Q2 (1 Apr 2007 to 30 Jun 2007)	$1.01	$0.37
2007-Q3 (1 Jul 2007 to 30 Sep 2007)	$1.25	$0.40
2007-Q4 (1 Oct 2007 to 30 Dec 2007)	$1.05	$0.51
2008-Q1 (1 Jan 2008 to 31 Mar 2008)	$0.80	$0.46
2008-Q2 (1 Apr 2008 to 30 Jun 2008)	$0.76	$0.55
2008-Q3 (1 Jul 2008 to 30 Sep 2008)	$0.54	$0.51
2008-Q4 (1 Oct 2008 to 30 Dec 2008)	$0.35	$0.32
2009-Q1 (1 Jan 2009 to 31 Mar 2009)	$0.21	$0.19
2009-Q2 (1 Apr 2009 to 30 Jun 2009)	$0.18	$0.17
2009-Q3 (1 Jul 2009 to 30 Sep 2009)	$0.38	$0.15
2009-Q4 (1 Oct 2009 to 30 Dec 2009)	$0.31	$0.25
2010-Q1 (1 Jan 2010 to 31 Mar 2010)	$0.33	$0.21
2010-Q2 (1 Apr 2010 to 30 Jun 2010)	$0.30	$0.18
2010-Q3 (1 July 2010 to 30 Sep 2010)	$0.23	$015
2010-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.19	$0.11
2011-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.16	$0.11
2011-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.25	$0.10
2011-Q3 (1 July 2010 to 30 Sep 2010)	$0.38	$0.15
2011-Q4 (1 Oct 2010 to 30 Dec 2010)	$0.30	$0.15
2012-Q1 (1 Jan 2011 to 31 Mar 2011)	$0.30	$0.17
2012-Q2 (1 Apr 2011 to 30 Jun 2011)	$0.20	$0.12
2012-Q3 (1 July 2012 to 30 Sep 2012)	$0.05	$0.13
2012-Q4 (1 Oct 2012 to 30 Dec 2012)	$0.05	$0.12
2013-Q1 (1 Jan 2013 to 31 Mar 2013)	$0.07	$0.49
2013-Q2 (1 Apr 2013 to 30 Jun 2013)	$0.18	$0.29
2013-Q3 (1 July 2013 to 30 Sep 2013)	$0.13	$0.26
2013-Q4 (1 Oct 2013 to 30 Dec 2014)	$0.10	$0.29
2014-Q1 (1 Jan 2014 to 31 Mar 2014)	$0.10	$0.15
2014-Q2 (1 Apr 2014 to 30 Jun 2014)	$0.13	$0.06
2014-Q3 (1 July 2014 to 30 Sep 2014)	$0.06	$0.11
2014-Q4 (1 Oct 2014 to 31 Dec 2014)	$0.09	$0.03
2015-Q1 (1 Jan 2015 to 31 Mar 2015)	$0.04	$0.01
2015-Q2 (1 Apr 2015 to 30 Jun 2015)	$0.12	$0.01

Shareholders of Record

As of November 20, 2015, there are 605 shareholders of record for common shares of Moller International.

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

Year Ended June 30, 2015

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

Fiscal 2015 compared to 2014

Results of operations for the 2015 fiscal year varied from 2014. We incurred net losses of $3,065,769 and $1,735,353 in fiscal 2015 and 2014 respectively.

Loss per share was ($0.04) and ($0.03) for the 2015 and 2014 fiscal years, respectively. We are currently conserving our cash by deferring many of our operating expenses including the reduction of Chief Executive compensation from $250,000 to $125,000, the deferral of certain executive salaries, the deferral of building rent of $496,800 per year and the recognition of compensation expense related to the fair market value of stock issued for services and stock options granted to our employees and consultants of $7,793 and $34,275 in fiscal 2015 and 2014, respectively.

Our total expenses increased to $1,044,124 in 2015 from $799,253 in 2014.  The increase relates in large part to an increase in rent costs.  With the company continuing to conserve cash on hand, the company’s chief executive has reduced his salary from $250,000 to $125,000.  In addition, the company has decreased full-time staff and has reduced the hours worked for some part-time employees. The company has also decreased their rent expense by reducing the amount of square footage that they are renting.

Going Concern

We have incurred net losses $3,065,769 and $1,735,353 for the years ended June 30, 2015 and 2014, respectively. In addition, at June 30, 2015, we have an accumulated deficit of $57,283,369 and a working capital deficit of $15,194,781. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Historically, the majority shareholder of MI is providing funds received from the refinance of both real property owned by him personally and real property owned by a limited partnership of which he is the general partner, in the form of short-term, interest-bearing demand loans to MI. Due to Dr. Moller Chapter 11 filing, short-term loan terms may require the approval of the bankruptcy court. As of June 30, 2015, a total of $1,792,904 is outstanding to Dr. Moller from these transactions. In addition, he has deferred payment of current year building rent owed by MI of approximately $496,800. The total deferred rent owing to Dr. Moller at June 30, 2015 is $4,527,153 and accrued interest on deferred rent is $2,826,836.

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

Stock Based Compensation

MI recognizes stock based compensation issued to employees and non-employees in accordance with the guidance on share-based payments which require measurement of all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period, usually the vesting period, using the straight-line method.  Shares issued for services are valued using the closing price of the common stock at the dates the services were provided or at grant date when the shares are fully vested and non-forfeitable. As a result of these assumptions, MI recognized total stock based compensation of $7,793 and $34,275 during the fiscal years ended June 30, 2015 and 2014, respectively.

Intangible Asset and Impairment

Costs to develop and perfect patents are capitalized and amortized over the lesser of the patent’s economic life or legal life. The carrying value of patents is reviewed periodically to determine whether the patents have continuing value. Based on our evaluations of the fair value of our intangible assets related to patents and based on that analysis, we did not record an impairment charge for 2015 or 2014.

Item 8. FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of
Moller International, Inc.
Davis, California

We have audited the accompanying balance sheets of Moller International, Inc. (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moller International, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

December 15, 2015

MOLLER INTERNATIONAL, INC.
BALANCE SHEETS
AS OF JUNE 30,

	2015	2014

ASSETS
CURRENT ASSETS
Cash	$10,047	$97,846
Prepaid and other current assets	5,482	3,613
Total current assets	15,529	101,459

PROPERTY AND EQUIPMENT, net	7,969	7,076

Total assets	$23,498	$108,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$612,888	$643,090
Accrued liabilities	765,292	935,966
Current Portion of Judgment Liability	42,846
Accrued liabilities-majority shareholder	7,353,989	6,615,469
Accrued liabilities-related parties	$665,955
Notes payable-other	1,258,182	1,383,682
Note payable - majority shareholder	1,792,904	2,188,947
Convertible notes payable, net of discount of $81,049 and $123,640	352,975	213,240
Notes payable - minority shareholders	859,834	208,068
Derivative Liability	719,792	281,251
Deferred wages – employees	376,278	1,035,335
Deferred other income	24,598	24,598
Customer deposits	384,767	384,767
Total current liabilities	15,210,300	13,914,413
LONG TERM LIABILITIES
Deferred wages and interest-majority shareholder	1,533,230	1,328,830
Non-current Portion of Judgment Liability	234,695

Total liabilities	16,978,225	15,243,243

STOCKHOLDERS' DEFICIT
Common stock, authorized, 150,000,000 shares, no par value 99,620,472 and 54,876,990 issued and outstanding respectively	40,328,642	39,082,892
Accumulated deficit	(57,283,369)	(54,217,600)
Total stockholders' deficit	(16,954,727)	(15,134,708)
	$23,498	$108,535

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2015	2014
REVENUE
Other revenue	$-	$-

OPERATING EXPENSES
Selling, general and administrative	542,662	413,179
Rent expense to majority shareholder	501,233	385,304
Depreciation and amortization	229	770
Total expenses	1,044,124	799,253

Operating Loss	(1,044,124)	(799,253)

OTHER INCOME (EXPENSE)

Interest expense	(877,478)	(432,428)
Other income	17,419

Interest expense- majority shareholder	(307,313)	(301,373)

Derivative loss	(854,273)	(202,299)
Total other income (expense)	(2,021,645)	(936,100)

NET LOSS	$(3,065,769)	$(1,735,353)

Loss per common share - Basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding - Basic and diluted	70,428,453	51,542,291

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at June 30, 2013	49,094,675	$38,039,975	$(52,482,247)	$(14,442,272)
Shares issued for services	288,207	34,275	-	34,275
Shares issued for settlement of accounts payable	305,818	67,280	-	67,280
Reclassification of derivative liability to common stock	-	666,009	-	666,009
Common stock issued in conversion of notes payable and accrued interest	5,188,290	275,353	-	275,353
Net loss	-	-	(1,735,353)	(1,735,353)
Balance at June 30, 2014	54,876,990	$39,082,892	$(54,217,600)	$(15,134,708)

Shares issued for services	97,940	7,793	-	7,793
Shares issued in conversion of notes payable and accrued interest	44,645,542	462,801	-	462,801
Reclassification of derivative liability to common stock	-	775,156	-	775,156
Net loss	-	-	(3,065,769)	(3,065,769)
Balance at June 30, 2015	99,620,472	$40,328,642	$(57,283,369)	$(16,954,727)

See summary of significant accounting policies and notes to financial statements.

MOLLER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,065,769)	$(1,735,353)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation expense	229	770
Derivative loss	854,273	202,299
Amortization of debt discount	37,976
Stock based compensation	7,793	34,275
Debt discount amortization	402,015	175,435
Change in assets and liabilities:
Prepaid expenses and other current assets	3,413	(2,575)
Accounts payable	(30,202)	8,572
Accrued liabilities - majority shareholder	942,920	1,011,028
Deferred other income		24,598
Accrued liabilities and deferred wages	206,676	306,740
Net Cash Provided By (Used in) Operating Activities	$(640,676)	$25,789

Cash Flows From Investing Activities
Cash paid for purchase of fixed assets	$(1,122)
Net Cash Provided By (Used in) Investing Activities	$(1,122)

Cash Flows Provided from Financing Activities
Principal borrowings on convertible notes payable	580,655	375,000
Payments on convertible notes payable	(156,757)	(20,000)
Deferred financing costs	(43,258)
Advances from related party	597,955
Payments on note payable- majority shareholder	(396,043)	(287,958)
Borrowings on note payable - other	535
Payments on note payable- other	(29,088)
Net Cash Used in Financing Activities	$553,999	$67,042

Net Increase (Decrease) In Cash	$(87,799)	$92,831
Cash, Beginning of Year	$97,846	$5,015
Cash, End of Year	$10,047	$97,846

Supplemental Cash Flow Information:
Interest paid	$30,573	$1,715
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Financing Activities:
Discount on convertible notes payable from derivative liability	$359,424	$252,500
Accounts payable settled with common shares		67,280
derivative liability write off to common stock due to debt conversion	775,156	666,009
Conversion of convertible notes payable and accrued interest to common stock	462,801	275,353
Debt Assigned to Freedom Motors	68,000
Accrued Liabilities transferred to debt	680,319

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

Long-Lived Assets

In accordance with the guidance in FASB ASC 360-10, Property, Plant and Equipment, we periodically assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. The guidance requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. As of June 30, 2015 and 2014, there were no impairments to our long-lived assets.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2015 and June 30, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2015

	Total	Level 1	Level 2	Level 3
Derivative Liabilities	$719,792	-	-	$719,792

June 30, 2014

	Total	Level 1	Level 2	Level 3
Derivative Liabilities	$281,251	-	-	$281,251

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

Because it is an affiliated entity, we offset our operating expense by the amounts invoiced to Freedom Motors.  In addition, because Freedom Motors is a startup company, and has not been in a position to pay our invoices in the normal course of business, collection is not reasonably assured until Freedom Motors actually makes the payment. As a result, the final criterion is met when we receive the payment for services. At that point, we record a reduction in expense equal to the collections.  Until collection is received we maintain a full allowance against any outstanding invoices. For years ended June 30, 2015 and 2014, total collections from Freedom Motors, which offset our operating expenses, amounted to $0 and $225,021, respectively.

The Company initiated a crowd funding campaign during the year ended June 30, 2014.  The proceeds from the campaign were $24,598.  Because some of the Company’s deliverables, including participation in a Skycar test flight, have not yet been delivered, the proceeds are classified as Deferred other income at June 30, 2015.

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

Loss Per Share (LPS)

Basic LPS excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted LPS is the same as basic LPS for all periods presented because all potentially dilutive securities have an anti-dilutive effect on LPS due to the net losses incurred. At June 30, 2015, the total number of shares of common stock relating to outstanding stock options and other potentially dilutive securities that have been excluded from the LPS calculation because their effect would be anti-dilutive approximated 38,824,813.

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses $3,065,769 and $1,735,353 for the years ended June 30, 2015 and 2014, respectively. In addition, at June 30, 2015, we have an accumulated deficit of $57,283,369 and a working capital deficit of $15,194,771. Furthermore, MI is currently in the development stage of the Skycar and Rotapower engine programs, and has no revenue producing products.  Successful completion of product development activities for either or both of these programs will require significant additional sources of capital. Historically, funding was provided by certain creditors and shareholders, including the majority shareholder, in the form of short-term notes payable. In addition, the majority shareholder granted us a deferral on the payment of rent for our building. There is no assurance that we will continue to receive funding from shareholders, particularly our major shareholder given he has filed for protection under the federal Chapter 11 reorganization provisions of the federal bankruptcy law. Consequently, we are evaluating several alternatives to raise the additional capital through debt or equity transactions. There is no guarantee that our efforts will be successful, however, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - Property and Equipment

Property and equipment consist of:

	June 30, 2015	June 30, 2014
Production and R&D Equipment	$317,496	$317,496
Computer equipment and software	401,106	399,985
Furniture and fixtures	74,976	75,650
Total property and equipment	793,578	793,131
Less accumulated depreciation	(785,609)	(786,055)

Total property and equipment, net	$7,969	$7,076

NOTE D – CUSTOMER DEPOSITS

From time to time, we received advances from customers related to our Skycars product for the purpose of reserving specific delivery positions for Skycars when they become available for sale to the public. Deposits are refundable at any time upon request. At June 30, 2015 and 2014, we have received aggregate customer deposits of $384,767 and $384,767, respectively.

NOTE E – DEFERRED WAGES

Due to our cash flow constraints, the President, members of management and other employees have agreed to defer all or a portion of their annual salaries. At June 30, 2015 and 2014, members of management and other employees have deferred $179,017 and $732,626, respectively, of wages along with accrued interest of $197,261 and $302,709 respectively. These outstanding debts are unsecured, carry an interest rate of 10%, and are due on demand.

These amounts are reflected as deferred wages, which is reported as a component of current liabilities.  In the year ended June 30, 2015 deferred wages, in the amount of $680,319, owed to Bruce Calkins, a former employee, were converted to a note payable.  The note is unsecured and carries an interest rate of 3.25%.

However, the President’s annual salary of $125,000 is being deferred until we reach a consistent level of profitability, which is not expected to occur during the next twelve months. As a result, deferred wages related to the President’s salary is recorded as a component of long-term liabilities. As of June 30, 2015 and 2014, a liability of $887,500 and $762,500, respectively, along with the accrued interest of $645,730 and $566,330, respectively, were recorded as a component of non-current liabilities.

NOTE F – NOTES PAYABLE AND DERIVATIVE LIABILITIES

Majority Shareholder

At June 30, 2015 and 2014, the outstanding debt owed to our majority shareholder totaled $1,792,904 and $2,188,947 respectively. This debt is evidenced by one non-interest bearing note.

During the 12 months ended June 30, 2015, the Company repaid $396,043 of majority shareholder notes. During the 12 months ended June 30, 2014, the Company repaid $287,958 of majority shareholder notes. The borrowings are unsecured, are non-interest bearing, and are payable upon demand.

Minority Shareholder

As of June 30, 2015 and 2014, the outstanding debt owed to minority shareholders totaled $859,834 and $208,068, respectively. The Company borrowed $535 repaid $29,088 of these notes during fiscal year June 30, 2015. This debt is unsecured, payable upon demand and bears an annual interest rate of 10%.  Aggregate accrued interest on these notes was $146,694 and $125,522 at June 30, 2015 and 2014, respectively.  In the year ended June 30, 2015 deferred wages, in the amount of $680,319, owed to Bruce Calkins, a former employee, were converted to a note payable.  The note is unsecured, carries an interest rate of 3.25%, and has a balance of $651,231 as of June 30, 2015

Due to Related Party

The liability, Accrued Liabilities - Related Parties, is a due on demand promissory note from Freedom Motors, Inc. a corporation that Paul Moller, the majority shareholder of owns the majority of the outstanding common stock.  During the year ended June 30, 2015 MI received $597,955 in advances from Freedom Motors, Inc.  and the company has assigned total $68,000 debt from various third parties to Freedom Motors.   As of June 30, 2015, the outstanding debt owed to Freedom Motors was $665,955.

Judgment Liability

The liability, Judgment Liability, is related to a legal settlement that was recorded as a note payable in the year ended June 30, 2015. The estimated liability related to this judgment was previously included, in the amount of $345,000, in accrued liabilities in prior quarters.  MI agreed to pay the judgment principal ($300,000) in monthly installments of ($5,000), plus interest.

During the year ended June 30, 2015 the Company made repayments of $22,459.  As of June 30, 2015 the note payable has a balance of $277,541, including $42,846 due within a year.

Non Convertible Third Party Notes Payable

At June 30, 2015 and 2014, the outstanding debt owed to other parties totaled $1,258,182 and $1,383,682, respectively. These outstanding debts are unsecured, carry an interest rate of 6% to 10%, and are due on demand.

Convertible Notes Payable and Derivative Liability

At June 30, 2015 and 2014, the Company owes $352,975 and $213,240, respectively, related to convertible notes payable, net of unamortized debt discount of $81,049 and $123,640, respectively.  During the 12 months ended June 30, 2015 and 2014, the Company borrowed $580,655 and $375,000, respectively with convertible notes payable. The debts borrowed during the years are summarized below:

Conversion Terms	Conversion Prices	2015	2014

Convertible 180 days from the issuance date	at 53% of the lowest three trading price in the last 10 days prior to conversion	$106,000	$129,000

Convertible 180 days from the issuance date	at 55% of the lowest closing trade price in the last 20 days prior to conversion	35,000	32,500

Convertible 180 days from the issuance date	60% of the lowest trading price in the last 25 trading days prior to conversion	166,750	-

Convertible 90 days from the issuance date	at the lesser of $0.125/share or 60% of the lowest trading price in the last 25 trading days prior to conversion	25,000	-

Convertible on the date of issuance	at 55% of the lowest closing trade price in the last 20 days prior to conversion.	52,500	28,500

Convertible on the issuance date	at the lesser of $0.125/share or 60% of the lowest trading price in the last 25 trading days prior to conversion	-	25,000

Convertible on the issuance date	at the lesser of $0.24/share or 60% of the lowest trading price in the last 25 trading days prior to conversion	98,655	160,000

Convertible on the issuance date	at 45% of the lowest closing trade price in the last 20 days prior to conversion	96,750	-

Total Borrowing during the year		$580,655	$375,000

A debt discount of $359,424 and $252,500 was recorded as a result of this convertible note during the fiscal year end June 30, 2015 and 2014, respectively.  During the year ended June 30, 2015 and 2014, the Company amortized $402,015 and $175,435, respectively, of this discount to interest expense.

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

Derivative Liabilities
June 30, 2013	$492,461
Addition of new conversion option derivative	252,500
Reclassification of derivative to common stock due to conversion of convertible note payable	(666,009)
Loss on change in fair value in derivative	202,299
June 30, 2014	$281,251
Addition of new conversion option derivative	359,424
Reclassification of derivative to common stock due to conversion of convertible note payable	(775,156)
Loss on change of fair value in derivative	854,273
June 30, 2015	$719,792

The fair value of the stock options granted during fiscal year June 30, 2015  were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.01% to 0.79% (2) exercise prices ranging from $0.0023 to $0.24, (3) an estimated expected term ranging from 0.27 to 2.4 years, (4) no dividend rate and (5) computed volatility rates ranging from 165.32% to 362.85% on the underlying stock.

The fair value of the stock options granted fiscal year June 30, 2014  were estimated using the Black Scholes method based on assumptions including (1) risk-free interest rates ranging from 0.02% to 0.91% (2) exercise prices ranging from $0.012 to $0.25, (3) an estimated expected term ranging from  0.1 to 4 years, (4) no dividend rate and (5) computed volatility rates ranging from 101.94% to 268.85% on the underlying stock.

NOTE G – STOCK BASED COMPENSATION

Shares of stock

During the year ended June 30, 2015, the Company issued 97,940 shares of common stock valued at $7,793 for services. In addition during the year ended June 30, 2015, the Company issued 44,645,542 shares of common stock in settlement of convertible promissory notes and accrued interest of $462,801.

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

During the years ended June 30, 2015 and 2014, we issued the following stock options:

Fiscal year 2015
·	The Company did not grant options during the fiscal year ended June 30, 2015. No options expired during the year ended June 30, 2015 and were forfeited.

Fiscal year 2014
·	The Company did not grant options during the fiscal year ended June 30, 2014. 7,097,740 options expired during the year ended June 30, 2014 and were forfeited.

Compensation expense of $0 and $0 was recognized during the years ended June 30, 2015 and 2014, respectively. There were no unamortized compensation amounts at June 30, 2015 and 2014.

Option activity for the years ended June 30, 2015 and 2014 is as follows:

				Weighted
	Options	Range of Exercise Price	Total Vested	Average Exercise Price
Balance at June 30, 2013	32,197,740		32,197,740	$0.13

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(7,097,740)	$0.23	(7,097,740)	$0.23

Balance at June 30, 2014	25,100,000		25,100,00	$0.10

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Balance at June 30, 2015	25,100,000		25,100,00	$0.10

Additional option information for the year ended June 30, 2015, is as follows:

			Weighted
			Average
		Weighted	Remaining
Exercise		Average	Life in
Price Range	Outstanding	Exercise Price	Years	Exercisable
$0.10	25,000,000	$0.10	0.96	25,000,000
$0.085	100,000	$0.085	2.42	100,000
	25,100,000	$0.10		25,100,000

Additional option information for the year ended June 30, 2014, is as follows:

			Weighted
			Average
		Weighted	Remaining
Exercise		Average	Life in
Price Range	Outstanding	Exercise Price	Years	Exercisable
$0.10	25,000,000	$0.10	1.96	25,000,000
$0.085	100,000	$0.085	3.42	100,000
	25,100,000	$0.10		25,100,000

The outstanding options have a $0  and $500  intrinsic value at June 30, 2015 and 2014, respectively.

Warrants

The Company did not grant warrants during the fiscal year June 30, 2015 and 2014. 20,000 and 20,000 warrants expired during the fiscal year June 30, 2015 and 2014, respectively, and were forfeited.

Warrant activity for the years ended June 30, 2015 and 2014 is as follows:

		Weighted Average
	Warrants	Ex Price	Remaining Life
Balance at June 30, 2013	497,760	$0.13	2.78

Granted	-	-	-
Exercised	-
Forfeited	(20,000)	$0.15
Balance at June 30, 2014	477,760	$0.13	1. 87

Granted	-	-	-
Exercised	-	-	-
Forfeited	(20,000)	$0.22	-

Balance at June 30, 2015	457,760	$0.13	0.91

The outstanding warrants have a $0 and $1,560 intrinsic value at June 30, 2015 and 2014, respectively.

NOTE H – INCOME TAXES

At June 30, 2015, MI had $23,681,940 in federal net operating loss (NOL) carryforwards to offset future taxable income, resulting in a deferred tax asset of $8,288,679. MI also had $18,454,173 in state net operating loss (NOL) carryforwards to offset future state taxable income, resulting in a deferred tax asset of $1,631,349.

The combined federal and state deferred tax asset is $9,920,028.  In view of the uncertainty over MI’s ability to generate sufficient taxable income in future years to utilize the NOLs, a full valuation allowance of $9,920,028 has been recorded to offset the deferred tax asset, resulting in no net deferred tax asset or liability. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations The valuation allowance also results in a difference between the statutory rate of 35% and the effective rate of 0%. The cumulative federal and state net operating losses are scheduled to expire through 2034.

NOTE I – COMMITMENTS AND CONTINGENCIES

Lease commitment

MI’s operations were housed in one 34,500 square foot building, which was leased from Dr. Moller. The current lease, is a month to month lease that requires monthly payments of $3,500 per month. The amount of space that MI is leasing from their new landlord, Sierra Railroad Company is dramatically reduced from the amount of space rented previously from Paul Moller. As of June 30, 2015 and 2014, unpaid rent for the prior lease, including related interest, amounted to $7,353,989 and $6,615,469, respectively.

Rent expense charged to operations under the prior lease aggregated $501,233 and $496,800 for fiscal 2015 and 2014, respectively.

Moller International receives reimbursements for rent from Freedom Motors.  Total reimbursements received for the years ended June 30, 2015 and 2014 amounted to $0 and $111,496, respectively.

Contingencies

J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al.

 Moller International (MI) is named was a defendant in a lawsuit in Yolo County, California Superior Court - J.F. Wilson & Associates Ltd. v. Estate of Percy Symens, et al. The complaint, filed in April 2005, alleged that MI unlawfully discharged solvents into the environment while doing business at 203 J Street and 920 Third Street in Davis, California during 1968 to 1980.  The Company denied these allegations in its Answer.  A number of the claims and cross-claims filed in this lawsuit have been settled, while for the remaining claims and cross-claims the parties have reached settlement and are in the process of finalizing the settlement agreement documents.

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

MI’s loss was estimated at $345,000 at June 30, 2014. This case resulted in a judgement for MI to pay principal ($300,000) in monthly installments of ($5,000), plus interest.  The judgement liability as of June 30, 2015 was $277,541.

NOTE J – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company had issued aggregate 18,866,812 shares for debt converted.

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

The Company’s management, including the CEO, carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2015.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2015. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls, a lack of information technology general computing control, an over reliance on consultants in the financial reporting process, and a continued existence of one or more of the above stated material weaknesses without effective remediation. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Act, for the year ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for current members of the Board of Directors who served during this reporting period:

Director	Age	Current Term of Office	Director/Officer in any other SEC-reporting Company
Paul Moller	78	11/2014 - 12/2015	No
Faulkner White	64	11/2014 - 12/2015	No
Jim Toreson	72	11/2014 - 12/2015	No
Mike Shanley	66	11/2014 - 12/2015	No
Hugh Power	60	11/2014 - 12/2015	No

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

Hugh M. Power, Director--Mr. Power earned his A.S. degree in Biology at Sierra Junior College, Rocklin, California and studied at the College of Oceaneering in Long Beach, California becoming a certified hard-hat diver.  His 10-year underwater career took him to Manihi, Tahiti to manage the daily operations at the Societe de Manihi pearl farm for 3 years. Mr. Power is internationally renown and recognized in the high-end jewelry and pearl industry, receiving numerous awards worldwide saluting his success as a jewelry designer. As president of Hugh Power Designs, from 1993 until present, Mr. Power can take credit for pioneering and introducing the infamous Black Pearls of Tahiti into the U.S. marketplace, as well as opening the first black pearl store in the U.S. As of 2006, Mr. Power has been CEO of CliC Venezuela and CliC South America, distributing CliC eyewear throughout Central and South America.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the past fiscal year.

Name & Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Paul Moller, President	2015 2014 2013	$ $ $	125,000 250,000 250,000	(1) (1) (1)	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0	(2)	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	125,000 250.000	(1) (1) (1)(2)
Faulkner White	2015 2014 2013	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Jim Toreson	2015 2014 2013	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Mike Shanley	2015 2014 2013	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Stephen Smith	2015 2014 2013	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,461		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0
Hugh Power	2015 2014 2013	$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	$ $ $	0 0 0

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are all of the individuals or groups known by the company to be the beneficial owner of more than five (5) percent of any class of the issuer's securities as of June 30, 2015:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common Stock:	Paul S. Moller 9350 Currey Rd Dixon, CA 95620	16,964,728 shares	17	% (1) (2)

(1)	Excludes options to purchase 24,600,000 shares.
(2)	41.7% of class if all outstanding options are exercised.

The following are all of our officers and directors who held office during the fiscal year ending June 30, 2014 and who are beneficial owners of our securities:

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class

Common Stock	Paul S. Moller (1)	41,564,728	(D)	33.00%
	9350 Currey Rd
	Dixon, CA 95620

Common Stock	Faulkner White	187,280	(D)	00.15%
	51 Pinewood
	Irvine, CA 92604

Common Stock	Jim Toreson	25,000	(D)	00.02%
	HCR61 Box 51
	Alamo, NV 89001

Common Stock	Mike Shanley	32,583	(D)	00.03%
	Bradfield Close Working
	Surrey GU22 7RE, UK

Common Stock	Stephen Smith	483,823	(D)	00.39%
	724 Vallombrosa Drive Pasadena, CA 91107

(1)	Total include options to purchase 25,100,000 shares.
(2)	Percentage of class based on 124,720,472 potential shares outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently lease and occupy a 34,500 square foot building located in Davis, California, which is owned by Dr. Paul S. Moller, the majority shareholder of Moller International. (see Note I to the financial statements)

Notes payable to the majority shareholder, Dr. Paul S. Moller (Moller) are unsecured, and due on demand. There are two separate notes amounting to $1,792,904, and bear interest at $10%. (see Note F to the financial statements)

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended June 30,
	2015	2014
Audit and Quarterly Review Fees	$40,000	$32,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$40,000	$32,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.)	Exhibits

Exhibit No.	Description

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Certification of CEO
32.2	Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b.)	Reports on Form 8-K

The following reports were filed on Form 8-K during the period ending 30 June 2015:

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLLER INTERNATIONAL, INC.

Date: December 15, 2015	By:	/s/ Dr. Paul S. Moller
President, Director

 Pursuant to the requirements of the Securities Exchange Act of 1934 this report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Paul S. Moller	CEO, President, Director	December 15, 2015

/s/ Faulkner White	Director	December 15, 2015

/s/ Jim Toreson	Director	December 15, 2015

/s/ Mike Shanley	Director	December 15, 2015

/s/ Hugh Power	Director	December 15, 2015